Form 10QSB
period 2001-03-31
BACK CHANNEL INVESTMENTS INC
filed 2001-05-16
CIK 1092791

SECURITIES AND EXCHANGE COMMISSION

                                             WASHINGTON, D.C. 20549

                                                   FORM 10-QSB

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 2001

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

                                          Yes    X           No

         Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common Stock, $.001 par value                                        1,000,000
----------------------------------                       -------------------
Title of Class                                    Number of Shares outstanding
                                                              at March 31, 2001



Transitional Small Business Format     Yes    X       No

No exhibits included.



                         BACK CHANNEL INVESTMENTS, INC.
                      (A Company in the Development Stage)

                                 BALANCE SHEETS



                                     ASSETS

                                                                                            June 30,          March 31,
                                                                                              2000              2001




              TOTAL ASSETS                                                                  $                 $



                      LIABILITIES AND STOCKHOLDERS' EQUITY



CURRENT LIABILITIES
              Accounts payable                                                              $     108         $     158
              Accounts payable - related party                                                  1,715             2,499


              TOTAL LIABILITIES                                                             $   1,823         $   2,657

STOCKHOLDERS' EQUITY
Preferred Stock, $.001 par value; 1,000,000 shares authorized; no shares issued and outstanding

Common Stock, $.001 par value; 20,000,000 shares
  authorized; 1,000,000 shares issued and outstanding                                           1,000             1,000

Additional paid-in capital                                                                         15                15

Accumulated deficit during the development stage                                              (2,838)           (3,672)


              TOTAL STOCKHOLDERS' EQUITY                                                      (1,823)           (2,657)



TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                                  $                 $




















                                The  accompanying  notes are an integral part of
the financial statements.




                         BACK CHANNEL INVESTMENTS, INC.
                      (A Company in the Development Stage)

                            STATEMENTS OF OPERATIONS



                                                                                                                       CUMULATIVE
                                                   FOR THE NINE                         FOR THE THREE                FROM INCEPTION
                                                   MONTHS ENDED                         MONTHS ENDED                (April 20, 1994)
                                                     March 31,                            March 31,                        TO
                                              2001             2000               2001                 2000          March 31, 2001





REVENUES                                $                 $                 $                     $                   $



OPERATING EXPENSES

  General and Administrative                       834                                   834                                   2,657
  Amortization                                                                                                                 1,015


TOTAL OPERATING EXPENSES                           834                                   834                                   3,672


NET (LOSS)                                       (834)                                 (834)      $                   $      (3,672)

NET (LOSS) PER SHARE                    $        (Nil)    $                 $          (Nil)      $                   $        (Nil)




WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                       1,000,000         1,000,000           1,000,000          1,000,000            1,000,000




































                 See accompanying Notes to Financial Statements.



                         BACK CHANNEL INVESTMENTS, INC.
                      (A Company in the Development Stage)

                            STATEMENTS OF CASH FLOWS

                                                                                                                       CUMULATIVE
                                                   FOR THE NINE                         FOR THE THREE                FROM INCEPTION
                                                   MONTHS ENDED                         MONTHS ENDED                (April 20, 1994)
                                                     March 31,                            March 31,                        TO
                                              2001             2000               2001                 2000          March 31, 2001



CASH FLOWS FROM OPERATING
ACTIVITIES

  Net (Loss)                            $        (834)    $                 $          (834)      $                   $      (3,672)

  Add item not requiring the
   use of cash - amortization                                                                                                  1,015

  Increase (decrease) in accounts
   payable                                         834                                   834                                   2,657



  Net cash flows from operating
   activities

CASH FLOWS FROM INVESTING ACTIVITIES
  Organizational Costs                                                                                                       (1,015)



CASH FLOWS FROM FINANCING
  ACTIVITIES
   Sale of Common Stock                                                                                                        1,015


  Net Cash flows from financing
   activities                                                                                                                  1,015

NET INCREASE (DECREASE) IN CASH

CASH BALANCE AT BEGINNING
  OF PERIOD



CASH BALANCE AT END OF
  PERIOD                                $                 $                 $                     $                   $

























                 See accompanying Notes to Financial Statements.

                                          BACK CHANNEL INVESTMENTS, INC.
                                       (A Company in the Development Stage)

                                      NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                    (UNAUDITED)
                                                  March 31, 2001


1.       Comments

         The accompanying financial statements are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at March 31, 2001, the results of operations for the nine and three months ended March 31, 2001 and 2000, and the cash flows for the nine and three months ended March 31, 2001 and 2000.

         Reference is made to the Company's Form 10-KSB for the year ended June 30, 2000. The results of operations for the nine and three months ended March 31, 2001 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending June 30, 2001.

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


                                                BACK CHANNEL INVESTMENTS, INC.



Date:     May 10, 2001                                        By:/s/ Jehu Hand
                                                                 -------------
                                                              Jehu Hand,
                                               President and Chief Financial
                                              Officer (chief financial officer
                                              and accounting officer and duly
                                                           authorized officer)