Form 10QSB
period 2003-03-31
BACK CHANNEL INVESTMENTS INC
filed 2003-05-15
CIK 1092791

SECURITIES AND EXCHANGE COMMISSION

                                             WASHINGTON, D.C. 20549

                                                   FORM 10-QSB

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 2003

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

                                          Yes    X           No

         Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common Stock, $.001 par value                               1,000,000
----------------------------------                         -------------------
Title of Class                                   Number of Shares outstanding
                                                              at March 31, 2003



Transitional Small Business Format     Yes            No    X

No exhibits included.




                                                     BACK CHANNEL INVESTMENTS, INC.
                                                  (A Company in the Development Stage)

                                                             BALANCE SHEETS
                                                               (Unaudited)


                                                                 ASSETS

                                                                                            June 30,        December 31,
                                                                                              2002              2003




              TOTAL ASSETS                                                                  $      --         $      --



                                                  LIABILITIES AND STOCKHOLDERS' EQUITY



CURRENT LIABILITIES
              Accounts payable                                                              $     340         $     340
              Accounts payable - related party                                                  3,620             3,620


              TOTAL LIABILITIES                                                             $   3,960         $   3,960

STOCKHOLDERS' EQUITY
Preferred Stock, $.001 par value; 1,000,000 shares authorized; no shares issued and outstanding

Common Stock, $.001 par value; 20,000,000 shares
  authorized; 1,000,000 shares issued and outstanding                                           1,000             1,000

Additional paid-in capital                                                                         15                15

Accumulated deficit during the development stage                                              (4,975)           (4,975)


              TOTAL STOCKHOLDERS' EQUITY                                                      (3,960)           (3,960)



TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                                  $      --         $      --




















                                The  accompanying  notes are an integral part of
the financial statements.




                                                     BACK CHANNEL INVESTMENTS, INC.
                                                  (A Company in the Development Stage)

                                                        STATEMENTS OF OPERATIONS
                                                               (Unaudited)


                                                                                                                       CUMULATIVE
                                                   FOR THE NINE                         FOR THE THREE                FROM INCEPTION
                                                   MONTHS ENDED                         MONTHS ENDED                (April 20, 1994)
                                                   December 31,                         December 31,                       TO
                                              2003             2001               2003                 2001          March 31, 2003





REVENUES                                $           --    $           --    $             --      $          --       $           --



OPERATING EXPENSES

  General and Administrative                        --               950                  --                950                4,975


TOTAL OPERATING EXPENSES                            --               950                  --                950                4,975


NET (LOSS)                                          --             (950)                  --              (950)       $      (4,975)

NET (LOSS) PER SHARE                    $                 $         (il)    $             --      $        (il)       $        (Nil)




WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                       1,000,000         1,000,000           1,000,000          1,000,000            1,000,000




































                   See accompanying Notes to Financial Statements.



                                                     BACK CHANNEL INVESTMENTS, INC.
                                                  (A Company in the Development Stage)

                                                        STATEMENTS OF CASH FLOWS
                                                               (Unaudited)

                                                                                                                       CUMULATIVE
                                                   FOR THE NINE                         FOR THE THREE                FROM INCEPTION
                                                   MONTHS ENDED                         MONTHS ENDED                (APRIL 20, 1994)
                                                   December 31,                         December 31,                       TO
                                              2003             2002               2003                 2002          March 31, 2003



CASH FLOWS FROM OPERATING
ACTIVITIES

  Net (Loss)                            $           --    $        (950)    $             --      $       (950)       $      (4,975)

  Add item not requiring the
   use of cash - amortization                       --                --                  --                 --                1,015

  Increase (decrease) in accounts
   payable                                          --             (950)                  --              (950)                3,960



  Net cash flows from operating
   activities                                       --                --                  --                 --                   --

CASH FLOWS FROM INVESTING ACTIVITIES
  Organizational Costs                              --                --                  --                 --              (1,015)



CASH FLOWS FROM FINANCING
  ACTIVITIES
   Sale of Common Stock                             --                --                  --                 --                1,015


  Net Cash flows from financing
   activities                                       --                --                  --                 --                1,015



NET INCREASE (DECREASE) IN CASH                     --                --                  --                 --                   --

CASH BALANCE AT BEGINNING
  OF PERIOD                                         --                --                  --                 --                   --



CASH BALANCE AT END OF
  PERIOD                                $           --    $           --    $             --      $          --       $           --
























                           See accompanying Notes to Financial Statements.

                                          BACK CHANNEL INVESTMENTS, INC.
                                       (A Company in the Development Stage)

                                      NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                    (UNAUDITED)
                                                  March 31, 2003


1.       Comments

         NOTE 1 - CONDENSED FINANCIAL STATEMENTS

     The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2003 and the results of operations and cash flows for the three and nine months ended March 31, 2003 and 2002 and for the periods then ended have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the company's June 30, 2002 audited financial statements. The results of operations for the three and nine months ended March 31, 2003 and 2002 are not necessarily indicative of the results of operations to be expected for the full fiscal year.


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


                                               BACK CHANNEL INVESTMENTS, INC.



Date:     May 13, 2003                                        By:/s/ Jehu Hand
                                                                 -------------
                                                                   Jehu Hand,
                                              President and Chief Financial
                                              Officer (chief financial officer
                                              and accounting officer and duly
                                                           authorized officer)

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

Date: May 13, 2003

/s/ Jehu Hand
Jehu Hand
President and Chief Executive Officer