Form 10QSB
period 2003-09-30
BACK CHANNEL INVESTMENTS INC
filed 2003-11-18
CIK 1092791

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

                       PACIFIC LAND AND COFFEE CORPORATION
(Exact Name of small business issuer as specified in its charter)


            Delaware                                                 33-0619256
(State or other Jurisdiction of                        I.R.S. Employer Identi-
Incorporation or Organization                                   fication No.)

                1650 Ala Moana, Suite 507, Honolulu, Hawaii 96815
(Address of Principal Executive Offices)                             (Zip Code)

                                                 (808) 371-4266
                (Issuer's Telephone Number, including Area Code)


         Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13, or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (of for such shorter period that the Registrant was required to file such reports) and (ii) has been subject to such filing requirements for the past 90 days.

                                          Yes    X           No

         Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common Stock, $.001 par value                                      10,000,000
----------------------------------                       ----------------------
Title of Class                                     Number of Shares outstanding
                                                          at September 30, 2003



Transitional Small Business Format     Yes            No    X

No exhibits included.

                       PACIFIC LAND AND COFFEE CORPORATION

                          (A Development Stage Company)

                                  BALANCE SHEET
                                   (Unaudited)


                                     ASSETS

                                                                                                          September 30,
                                                                                                              2003

                  Cash in bank                                                                          $           1,900

                  Total Current Assets                                                                              1,900

              TOTAL ASSETS                                                                              $           1,900
                                                                                                        =================


                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES  $                                                                                  --
                                                                                                         ------------

              TOTAL LIABILITIES                                                                         $              --

STOCKHOLDERS' EQUITY
Preferred Stock, $.001 par value; 1,000,000 shares authorized; no shares issued and outstanding

Common Stock, $.001 par value; 20,000,000 shares
  authorized; 10,000,000 shares issued and outstanding
  - Note 3                                                                                              10,000

Additional paid-in capital                                                                                         (6,020)

Accumulated deficit during the development stage                                                                   (2,080)
                                                                                                        -----------------

              TOTAL STOCKHOLDERS' EQUITY                                                                            1,900

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                                              $           1,900
                                                                                                        =================











                                The  accompanying  notes are an integral part of
the financial statements.


                       PACIFIC LAND AND COFFEE CORPORATION
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                                                  CUMULATIVE
                                                                             FOR THE SIX                        FROM INCEPTION
                                                                            MONTHS ENDED                      (February 14, 2003)
                                                                            September 30,                             TO
                                                                                2003                          September 30, 2003
                                                                  -------------------------------             ------------------

SALES                                                             $                        12,188          $                  12,188

     Costs of Goods Sold                                                                   10,384                             10,384
                                                                  -------------------------------          -------------------------

     Gross Margin                                                 $                         1,804          $                   1,804

OPERATING EXPENSES

     General and Administrative                                                             2,689                              3,884
                                                                  -------------------------------          -------------------------

TOTAL OPERATING EXPENSES                                                                    2,689                              3,884

Net Loss before taxes                                                                       (885)                            (2,080)
Provision for taxes                                                                            --                                 --

NET (LOSS)                                                                                  (885)          $                 (2,080)

NET (LOSS) PER SHARE                                                                        (.01)          $                  (0.01)


WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                                                                 10,000,000                          8,750,000


















                 See accompanying Notes to Financial Statements.


PACIFIC LAND AND COFFEE CORPOATION                                                             Statement of Stockholders' Equity
(A Development Stage Company)                                                                   From Inception (February 14, 2003)
                                                                                            Through September 30, 2003 (Unaudited)

                                                                                                    Accumulated
                                                                                  (Discount)          Deficit
                                                        Common Stock              Additional        During the
                                                                                    Paid-In         Development
                                                      Shares        Amount          Capital              Stage             Total


Balances, March 31, 2003                            7,000,000    $      7,000    $    (4,998)      $     (1,195)    $          807

    Issuance of shares in
    Recapitalization, 5/20/03                       3,000,000           3,000         (3,000)                 --                --

    Contribution to Capital,
    5/28/03                                                --              --           1,200                 --             1,200

    Contribution to Capital,
    7/02/03                                                --              --             778                 --               778

    Net (Loss)                                             --              --              --              (885)             (885)
                                            -----------------    ------------    ------------      ------------     -------------

Balances, September 30, 2003                       10,000,000    $     10,000    $    (6,020)      $     (2,080)    $        1,900
                                            =================    ============    ============      =============    ==============



























                               The  accompanying  notes are an integral  part of
these financial statements.


                       PACIFIC LAND AND COFFEE CORPORATION
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                                                  CUMULATIVE
                                                                             FOR THE SIX                        FROM INCEPTION
                                                                            MONTHS ENDED                      (February 14, 2003)
                                                                            September 30,                             TO
                                                                                2003                          September 30, 2003
                                                                  -------------------------------             ------------------

CASH FLOWS FROM OPERATING ACTIVITIES
     Net (Loss)                                                   $                         (885)          $                 (2,080)

     Contribution to capital-non cash
     fair market value of start-up and
     organization services and costs                                                           --                              1,000

     Net cash flows from operating
     activities                                                                             (885)                            (1,080)
                                                                  -------------------------------          -------------------------

CASH FLOWS FROM FINANCING ACTIVITIES

     Proceeds from the sale of stock                                                        1,978                              2,980

     Net cash flows from financing
     Activities                                                                             1,978                              2,980
                                                                  -------------------------------          -------------------------

NET INCREASE (DECREASE) IN CASH                                                             1,093                                 --

CASH BALANCE AT BEGINNING OF PERIOD                                                           807                                  0
                                                                  -------------------------------          -------------------------

CASH BALANCE AT END OF PERIOD                                                               1,900                              1,900
                                                                  ===============================          =========================
















                 See accompanying Notes to Financial Statements.

                                         PACIFIC LAND AND COFFEE CORPORATION

                                            (A Development Stage Company)

                                       NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                     (UNAUDITED)
                                                 September 30, 2003


NOTE 1-BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such consolidated financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited consolidated financial statements and notes. Operating results for the six months ended September 30, 2003, are not necessarily indicative of the results that may be expected for the year ending March 31, 2004.

NOTE 2-GOING CONCERN

The Company's consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3-MATERIAL EVENTS

On May 20, 2003, Back Channel Investments, Inc. completed a reorganization with Pacific Land and Coffee Corporation, a Hawaii corporation, ("PLC Hawaii"), which had 1,000 shares issued and outstanding, by issuing an aggregate of approximately 7 million shares of common stock to the PLC Hawaii stockholders. The 1,000,000 outstanding shares of the Company's common stock were forward split on a 3-for-1 basis resulting in 3 million shares outstanding immediately prior to the transaction. This transaction was accounted for as a reverse acquisition. The Company changed its name to Pacific Land and Coffee Corporation in conjunction with the reverse acquisition. The Company is the surviving entity for legal purposes and PLC Hawaii is the surviving entity for accounting purposes. In addition, the former president of the Company forgave $3,960 owed to him for amounts advanced on behalf of the Company.

NOTE 4-RELATED PARTY TRANSACTIONS

A corporation owned by an officer and director supplies product to the Company. For the nine months ended September 30, 2003 this related party was the sole supplier of goods sold by the Company, at a price of $10,384. This amount includes a 10% royalty to the corporation payable pursuant to a royalty agreement dated March 3, 2003.

NOTE 5-SUBSEQUENT EVENTS

On September 11, 2003, the Company changed its fiscal year to March 31.

Item 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                  FINANCIAL CONDITION

         We did not receive revenues from operations until the quarter ended September 30, 2003. Our initial product offered is a special roasted blend to one customer in Japan, commencing in September, 2003, and the brokerage of two green beans orders in the quarter ended December 31, 2003. We have no formal written contracts relating to these sales. The sales in the quarter ended September 30, 2003 were about $12,000. The Japanese orders are expected to be recurring orders for approximately $8,000 per month. Because of our lack of operating history and our lack of financial resources, all of our revenues over the next twelve months will be generated through personal business contacts of our offices. In particular, Mr. Coscina has 25 years experience in the coffee industry. We expect to obtain similar contracts with other purchasers in the remainder of our fiscal year which ends March 31, 2004. There are no contingencies or conditions to the above sales other than our performance under sales contracts. We will not require any outside funding to accomplish these sales, and expects that we will slowly obtain additional specialty coffee orders and green bean brokerage transactions. Business expenses will be advanced by the officers, who will accrue salaries until the receipt of significant revenues. We will not receive any proceeds from the sale of shares in this offering. We are seeking $300,000 in funding for 12 months of our business plan as follows:

                  Marketing                                            $100,000
                  General and Administration                           $200,000

         Marketing expenses will be comprised of printing of marketing materials and media costs, and salaries for sales representatives or sales associates. General and administrative costs includes salaries estimated at an aggregate of $10,000 per month for 12 months, lease expense, telephone and travel expense. In the event we obtain such funding we believe that lead time of 2-3 months from funding until the commencement of increased sales. With funding we will be able to hire sales assistants and to undertake marketing via tradeshows and advertisements in industry publications.

         We do not have any agreements or understandings with respect to sources of capital. We have not identified any potential sources. It?s likely that we will not be able to raise the entire amount required initially, in which case our development time will be extended until such full amount can be obtained. Even if we are successful in obtaining the required funding, we probably will need to raise additional funds at the end of 12 months.

         Information included in this prospectus includes forward looking statements, which can be identified by the use of forward-looking terminology such as may, will, expect, anticipate, believe, estimate, or continue, or the negative thereof or other variations thereon or comparable terminology. The statements in "Risk Factors" and other statements and disclaimers in this prospectus constitute cautionary statements identifying important factors, including risks and uncertainties, relating to the forward-looking statements that could cause actual results to differ materially from those reflected in the forward-looking statements.

         Since we have not yet generated any revenues, we are a development stage company as that term is defined in paragraphs 8 and 9 of SFAS No. 7. Our activities to date have been limited to seeking capital; seeking supply contracts and development of a business plan. Our auditors have included an explanatory paragraph in their report on our financial statements, relating to the uncertainty of our business as a going concern, due to our lack of operating history or current revenues, its nature as a start up business, management's limited experience and limited funds. We do not believe that conventional financing, such as bank loans, is available to us due to these factors. We have no bank line of credit available to us. Management believes that it will be able to raise the required funds for operations from one or more future offerings, in order to effect our business plan.

Forward looking statements

         Our future operating results are subject to many facilities, including:

         o the impact of rapid and persistent fluctuations in the price of coffee beans;

         o     fluctuations in the supply of coffee beans;

         o general economic conditions and conditions which affect the market for coffee;

         o our success in implementing our business strategy or introducing new products;

         o     our ability to attract and retain customers;

         o the effects of competition from other coffee manufacturers and other beverage alternatives;

         o changes in tastes and preferences for, or the consumption of, coffee;

         o     our ability to obtain additional financing; and

         o     other risks which we identify in future filings with the SEC.

      In some cases, you can identify forward-looking statements by terminology such as "may," "should," "could," "predict," "potential," "continue," "expect," "anticipate," "future," "intend," "plan," "believe," "estimate" and similar expressions (or the negative of such expressions). Any or all of our forward looking statements in this annual report and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Consequently, no forward looking statement can be guaranteed. In addition, we undertake no responsibility to update any forward-looking statement to reflect events or circumstances which occur after the date of this report.

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

Item 3.           DEFAULTS UPON SENIOR SECURITIES - None
                  -------------------------------

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None
                  ---------------------------------------------------

Item 5.           OTHER INFORMATION - None

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K

         Exhibits--None

         Reports on Form 8-K--A Current Report dated September 8, 2003 reported on the resignation of the Company's auditor, David Thomson PC.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             PACIFIC LAND AND COFFEE CORPORATION



Date:     November 18, 2003                                   By:/s/ Al Coscina
                                                                 --------------
                                                                   Al Coscina,
                                                                 Chief Financial
                                              Officer (chief financial officer
                                                and accounting officer and duly
                                                            authorized officer)

                                 CERTIFICATIONS
I, Dale G. Nielsen, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Pacific Land and Coffee Corporation;

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

Date: November 18, 2003

/s/ Dale G. Nielsen
Jehu Hand
President and Chief Executive Officer

                                 CERTIFICATIONS
I, Al Coscina, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Pacific Land and Coffee Corporation;

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

Date: November 18, 2003

/s/ Al Coscina
Al Coscina
Chief Financial Officer