Form 10KSB
period 2003-06-30
PACIFIC LAND & COFFEE CORP
filed 2004-03-25
CIK 1092791

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[x]     Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
 Act of 1934 [Fee Required]

For the fiscal year ended June 30, 2003

[ ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities
 Exchange Act of 1934 [No Fee Required]

For the transition period from                          to

Commission File Number 0-30595
CIK Number 0001092791

                       PACIFIC LAND AND COFFEE CORPORATION
              (Exact name of small business issuer in its charter)

                 DELAWARE                                   33-0619256
 (State or other jurisdiction of incorporation or organization) (I.R.S. Employer
                                                       Identification No.)

             1650 Ala Moana, Suite 507
                 Honolulu, Hawaii                                         96815
           (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:               (808) 371-4266
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

           Check if there is no disclosure  of delinquent  filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

           State issuer's revenues for its most recent fiscal year: None

           The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2003 was not determinable since the Common Stock was not traded.

           The number of shares outstanding of the issuer's classes of Common Stock as of June 30, 2003:

Common Stock, $.001 Par Value - 10,000,000 shares

Transitional Small Business Format     Yes [      ]   No [  X  ]

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

                                     PART I

Item 1.   DESCRIPTION OF BUSINESS

Background

         On May 20, 2003, Pacific Land and Coffee Corporation, formerly known as Back Channel Investments, Inc., a publicly reporting Delaware corporation formed in April 1994 solely to seek for and make an acquisition, entered into an acquisition agreement whereby it acquired all of the common stock of Pacific Land and Coffee Corporation, a Hawaii corporation formed on February 14, 2003. There were two officers directors and shareholders of the Hawaii corporation. The acquisition was effected as a tax free share exchange, with the two shareholders of Pacific Land and Coffee Corporation (Hawaii) receiving 7,000,000 new shares of common stock and the existing shareholders of the Delaware parent retaining all of their 3,000,000 shares (after giving effect to a 3-for-1 forward stock split) of common stock, which were originally issued in April 1994 for total consideration of $1,015 ($.0003 per share). The stockholders of Pacific Land and Coffee Corporation (Hawaii) believed that the acquisition would enable their company to benefit from being part of a reporting company, that the combined entity would likely be able to become publicly trading, and that it would be better able to attract debt or equity financing for its business. No promoter or any other person was paid or compensated in connection with the acquisition. Jehu Hand, the founder and former President of Back Channel is currently Pacific Land's counsel and a principal stockholder. There was no particular value assigned to the shares of either company since neither had any appreciable assets or history of operations. The Hawaii corporation is a wholly-owned subsidiary and all operations are conducted by the Hawaii subsidiary. The Delaware corporation subsequently changed its name from Back Channel Investments, Inc. to Pacific Land and Coffee Corporation. Unless we state otherwise, all references to Pacific Land and Coffee refer to the combined entity.

         The executive offices of the Company are located at 1650 Ala Moana, Suite 507, Honolulu, Hawaii 96815. Its telephone number is (808) 371-4266.

Risk Factors

         The securities of Pacific Land and Coffee are highly speculative and very risky. Before you buy consider the following risk factors and the rest of this report.

We are still in the development stage and may never be successful.

         Pacific Land and Coffee's activities have been limited. We have only one customer to date, to whom the first orders were shipped in the quarter ended September, 2003. Our cumulative losses since inception are $2,080. There can be no assurance that Pacific Land and Coffee will be able to market its coffee and coffee related products, achieve a significant level of sales or attain profitability. Pacific Land and Coffee is in need of approximately $300,000 in funding to carry out its business plan for the next 12 months for marketing costs and general and administrative expenses. We might never be able to attain significant sales or income. Because of our lack of history of operations and limited sales, the lack of sales in a short period of time would cause us to suspend operations.

Fluctuating Coffee Prices Can Cause Losses

      The supply and price of coffee beans are subject to volatility and are influenced by numerous factors which are beyond our control. We intend to use short-term coffee futures and options contracts primarily for the purpose of partially hedging and minimizing the effects of changing green coffee prices once we have sufficient sales to justify the transaction costs of futures trading. In the meantime we will be exposed to potential losses in the event of unforeseen price increases in green coffee prices. The use of these derivative financial instruments can enable us to attempt to mitigate the effect of changing prices although it generally remains exposed to loss when prices decline significantly in a short period of time and remain at higher levels, preventing us from obtaining inventory at favorable prices. We expect to be able to pass green coffee price increases through to customers, thereby maintaining our gross profits. However, we cannot predict whether we will be able to pass inventory price increases through to our customers.

Our Intended Operations

         Pacific Land and Coffee Corporation's products can be divided into these categories:

o     Branded Coffee;

o     Private Label Coffee;

o     Wholesale Green Coffee;

o Coffee dyed wearing apparel; Compact commercial espresso machines. Hot and cold coffee beverages, dried vanilla beans for coffee flavoring extracts, and other coffee products.

         We intend to conduct wholesale coffee operations in accordance with strict freshness and quality standards. Our primary business focus will be roasting, blending, packaging and distributing coffee for sale under private labels for companies throughout the world. We also intend to sell unprocessed green coffee to specialty gourmet roasters, and to distribute the espresso machines and other coffee related products to cafes and specialty retail stores.

         We have no website at present but we intend to develop one in the near future.

Industry Overview

          Almost 52% of adult-aged Americans drink some type of coffee and on average they drink 3.2 cups per day, according to the National Coffee
Association's 2001 study. The United States coffee market consists of three distinct product categories:

         o     commercial ground roast, mass-merchandised coffee; and

         o specialty coffees, which include gourmet coffees (premium grade arabica coffees sold in whole bean and ground form) and premium coffees (upscale coffees mass-marketed by the leading coffee companies).

         o     instant or freeze dried coffee.

         Specialty coffee, or what is sometimes called gourmet coffee, is coffee roasted using mainly high quality Arabica beans. The Arabica bean is widely considered in the industry to be superior to its counterpart, the Robusta bean, which is used mainly in non-specialty coffee. High quality Arabica beans usually grow at high elevations, absorb little moisture and mature slowly. These factors result in beans with a mild aroma and a bright, pleasing flavor that is suitable for specialty coffee.

         Based on estimates supplied by the Specialty Coffee Association of America, sales of brewed, whole bean and ground specialty coffee totaled approximately $10.7 billion in 2001 as compared to $7.5 billion in 1999. Aiding this growth has been the increase in the number of specialty coffee retail outlets, which grew from 1,650 units in 1991 to over 13,500 in 2001, as reported by the Specialty Coffee Association of America.

         We believe that several factors have contributed to the increase in demand for gourmet and specialty coffee including:

         o greater consumer awareness of gourmet and specialty coffee as a result of its increasing availability;

         o increased quality differentiation over commercial grade coffees by consumers;

         o increasing demand for all premium food products, including gourmet and specialty coffee, where the differential in price from the commercial brands is small compared to the perceived improvement in product quality and taste;

         o the overall low price of Arabica coffee beans, which has allowed consumers to afford higher end specialty 100% Arabica coffees;
 and

         o ease of preparation of gourmet and specialty coffees resulting from the increased use of automatic drip coffee makers and home espresso machines.

         Although the overall coffee industry is mature, the specialty green coffee market represents the fastest growing segment of the coffee industry, as the number of gourmet coffee houses have been increasing in all areas of the United States. According to the Specialty Coffee Association of America, the number of gourmet coffee houses has grown from 1,650 in 1991 to approximately 13,500 in 2001 and is projected to increase to 18,000 by 2015.

Products

         Our products can be divided into four categories:

         o     Branded Coffee;

         o     Private Label Coffee;

         o     Wholesale Green Coffee; and

         o Coffee machines, coffee apparel and other related beverages and products.

         Branded Coffee. We will roast, grind and blend coffee according to our own recipes and package the coffee at a roaster sub-leased from an affiliated party, Coscina Brothers in Honolulu, Hawaii. The sublease ends December 31, 2007 and provides for a payment of $.75 per pound, minimum $750 per month. We subleased the roaster on October 1, 2003. We have not yet developed our own recipes. We then will sell the packaged coffee under our proprietary brand labels to supermarkets, wholesalers and individually owned stores throughout the United States, shipping directly from our factory or bonded warehouses.

         Each of our name brands will be directed at a particular segment of the consumer coffee market. Our initial branded coffees will be Kona Wave Hawaii Coffee and Coffee Works.

         Private label coffee. From our leased roaster in Honolulu, Hawaii, we intend to roast, blend, package and distribute coffee under private labels for companies worldwide. Our private label coffee will be distributed in foil bags and brick packs in a variety of sizes. We intend to produce private label coffee for customers primarily hotels, restaurants, and retail stores who desire to sell coffee under their own name but do not want to engage in the manufacturing process. Sellers of private label coffee seek to achieve a similar quality at a lower cost to the national brands representing a better value for the consumer. We have received an order to produce private label roasted coffee to a Japanese customer, Jungle Coffee. We estimate the order value to be about $8,000 per month. The first orders were shipped in the quarter ended September 30, 2003 totaling about $12,000. For larger orders that require additional production capacity, we intend to arrange for subcontractors in strategic locations (but have not yet made any agreements) to produce product according to our specifications.

         Wholesale Green Coffee. The number of specialty coffee outlets, such as Starbucks, Deidrichs and Seattle's Best have been increasing in the United States. Although we do not plan to sell to these large chains, the growth in specialty coffee sales has created a marketplace for higher quality and differentiated products which can be priced at a premium. As a roaster/dealer of green coffee located in Hawaii, we believe we will be favorably positioned for our specialty coffee sales of Hawaiian green coffee.

         Green gourmet coffee beans are sold as markets for Hawaiian green coffee are growing rapidly, direct from warehouses to the small roasters and gourmet coffee shop operators which then roast the beans themselves.

Raw Materials

          Coffee is a commodity traded on the Commodities and Futures Exchange. Coffee prices are subject to fluctuation. Over the past five years, the average price per pound of coffee beans ranged from approximately $.42 to $3.18. The price for coffee beans on the New York Exchange as of March 20, 2003 was $.63 per pound.

         We intend to purchase our green coffee primarily from Hawaiian growers, but we may also purchase from dealers located within and without the United States for coffees from around the world.

         The supply and price of coffee beans are subject to volatility and are influenced by numerous factors which are beyond our control. Supply and price can be affected by many factors such as weather, politics and economics in the coffee exporting countries. Increases in the cost of coffee beans can, to a certain extent, be passed on to our customers in the form of higher prices for coffee beans and processed coffee. However, there can be no assurance that we will be successful in passing coffee price increases to customers without losses in sales volume or margin. Drastic or prolonged increases in coffee prices could also adversely impact our business as it could lead to a decline in overall consumption of coffee.

         Similarly, rapid decreases in the cost of coffee beans could force us to lower our sales prices before realizing cost reductions in our purchases. In addition, a worldwide supply shortage of gourmet coffee beans could have an adverse impact on us.

         Gourmet green coffee, unlike most coffee, does not trade directly to commodities markets. Instead, it tends to trade on a negotiated basis at a substantial premium over commodity coffee pricing, depending on the origin, supply and demand at the time of purchase.

         From time to time, we might engage in the purchase and sale of coffee futures and option contracts to guard against the effects of fluctuations in the price of green coffee beans and to supplement our supply of coffee, if necessary. Management has no experience in the coffee futures business. We intend to use the services of a licensed commodities broker specializing in coffee futures.

Trademarks

         We hold a license to the common law trademark Coscina Brothers Coffee. We believe that this brand is recognizable in the marketplace and that brand recognition will be important to the success of our branded coffee business.

Marketing

         We intend to market our private label and wholesale coffee through trade shows, industry publications, face to face contact and through the use of non-exclusive independent food and beverage sales brokers.

         For our private label and brand coffees, we will, from time to time in conjunction with retailers and with wholesalers, conduct in-store promotions, such as product demonstrations, coupons, price reductions and two-for-one.

         We believe that our unique and specialized product mix will enable us to profitably grow and endure potential commodity price volatility inherent in the coffee futures market. We seek to achieve conservative growth by enhancing and developing long-term relationships with our customers by expanding our product lines to satisfy changing consumer tastes and preferences. We hope to capitalize on our commitment to quality and service and our personal contact with our customers. We do not intend to compete on price alone nor do we intend to grow sales at the expense of profitability. We will continue to evaluate opportunities for growth consistent with our business strategy.

         Because we have only recently commenced operations and have limited sources of operating capital, we believe that unless we obtain substantial funding as set forth under "Plan of Operations" it will take a significant amount of time, at least several years, before we can meet our growth goals.

Competition

         The coffee market is highly competitive. We will compete with other suppliers and distributors of green coffee beans and roasted coffees. Our products will compete directly against specialty coffees sold at retail through supermarkets and a growing number of specialty coffee stores. We believe, however, that we compete primarily across product lines and that competition in regions in which we do not currently have significant market presence does not differ significantly from competition in those markets in which we currently do business.

         Brand Competition. Our proprietary brand coffees will compete with many other branded coffees which are sold in supermarkets and specialty stores, primarily in the United States. The branded coffee is dominated by three large companies: Kraft General Foods, Inc., Proctor & Gamble Co. and Sara Lee, who also market gourmet coffee in addition to non-gourmet coffee. Our large competitors have greater access to capital than us and have a greater ability to conduct marketing and promotions.

         Private Label Competition. There are approximately four major producers of coffee for private label sale in the United States. Many other companies produce coffee for sale on a regional basis. The principal competitors are E. Govina & Sons, Kroger and the coffee division of Sara Lee. Both Kroger and Sara Lee are larger and have more financing and resources than we do and therefore are able to devote more resources to product development and marketing. However, because Kroger owns the stores in which it sells coffee and therefore competes directly with potential purchasers of its private label coffee, many customers will not purchase private label coffee from Kroger. Competition for the specialty types of coffees we will sell is at the same cost level as our larger competitors. Our ability to provide the special handling and meet the order size of customers that buy this product can be better served, in our opinion, by a company which in our opinion is more highly focused.

         We believe that we can compete by providing a high level of quality and customer service. This service includes ensuring that the coffee produced for each label maintains a consistent taste and delivering the coffee on time in the proper quantities. We also intend to provide our private label customers with information on the coffee market on a regular basis. Private label coffee also competes with all of the branded coffee on the market. Sara Lee also produces branded coffees which compete directly with their private label products.

         Wholesale Green Coffee Competition. There are many green coffee dealers throughout the United States. Many of these dealers have greater financial resources than us. However, we believe that our location in Hawaii will assist in locating good supply of Hawaiian beans. Because we are also a roaster and packaging facility as well as a seller of green coffee, we can provide our roasting facility as a value added service to our gourmet roaster customers. Because the gourmet green coffee beans are sold unroasted to small coffee shops and roasters that market their products to local gourmet customers, we do not believe that our gourmet green coffee customers compete with our private label or branded coffee lines of business. We believe it helps to have this type of business to increase the awareness level and maintain prices.

Government Regulation

         Our coffee roasting operations will be subject to various governmental laws, regulations, and licenses relating to customs, health and safety, building and land use, and environmental protection. Our roasting facility is subject to state and local air-quality and emissions regulation. If we encounter difficulties in obtaining any necessary licenses or complying with these laws and regulations, then our product offerings could be limited.

         We believe that we will be in compliance in all material respects with all such laws and regulations and that we have obtained all material licenses and permits that are required for the operation of our business. We are not aware of any environmental regulations that have or that we believe will have a material adverse effect on our operations.

Employees

         We have no employees other than our officers. Upon receipt of funding we plan to hire two persons in marketing and one in administration. All of our employees are full time.


Item 2.   DESCRIPTION OF PROPERTY

          We are currently using a limited amount of office space of an officer and director. We think our existing office space will be adequate for the next year. We also lease a roasting facility from the officer and director as needed.

Item 3.   LEGAL PROCEEDINGS

          Pacific Land and Coffee is not a party to any pending legal proceeding.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 2003.

         The Company issued 7,000,000 newly issued shares on April 25, 2003 in exchange for the shares of Pacific Land and Coffee, a Hawaii corporation, to Al Coscina and Dale G. Nielsen, comprising all of the shareholders of Pacific Land and Coffee. The business reason for the issuance was to acquire all of the shares of Pacific Land and Coffee (Hawaii). No underwriter was involved. The transaction is exempt under Section 4(2) of the Securities Act of 1933 as one not involving any public offering. No public solicitation was made. The value of the shares issued was set at the par value at $.001. Both of the purchasers were directors and officers of Pacific Land and Coffee (Hawaii) and believe themselves to be experienced in business and financial transactions. Mr. Nielson is a professional business consultant. Mr. Coscina has owned and operated businesses since 1973.



                                     PART II


Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our common stock has never been traded. As of June 30, 2003, there were approximately 120 record holders of common stock.

         There are no warrants or options outstanding and no registration rights have been granted. At the present time 10,000,000 shares are outstanding, including 3,000,000 which were outstanding prior to the acquisition of Pacific Land and Coffee (Hawaii). These 3,000,000 shares are eligible for resale under Rule 144(k).

Item 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

         We did not receive revenues from operations until the quarter ended September 30, 2003. Our initial product offered is a special roasted blend to one customer in Japan, commencing in September, 2003, and the brokerage of two green bean orders in the quarter ended December 31, 2003. Management's experience in the coffee industry is that as typical for coffee brokerage and small specialty coffee sales, we do not have long term sales contracts. We produce and ship as purchase orders are received. Because coffee prices are variable and demand can also be variable, we believe that selling under long term contracts would not be practicable in our industry. Our purchase orders are payable net 30 days, but currently we are receiving payment immediately on shipment. The sales in the September quarter were about $12,000. The Japanese orders are expected to be recurring orders for approximately $8,000 per month.

         Our plan of operation for calendar 2004 will depend to some extent on whether we obtain outside funding. If we do not receive outside funding, our plan of operations will be simple. We will continue to achieve the current level of sales without any significant marketing expenditures. Management is confident that Pacific Land and Coffee can continue to enjoy at least its limited level of sales. Management will use its current business contacts to attempt to achieve additional sales. In particular, Mr. Coscina has 25 years experience in the coffee industry. We expect to obtain similar contracts with other purchasers in the remainder of our fiscal year which ends March 31, 2004. There are no contingencies or conditions to the above sales other than our performance under sales contracts. We will not require any outside funding to accomplish these sales, nor will we need to make any capital expenditures or hire employees and expect that we will slowly obtain additional specialty coffee orders and green bean brokerage transactions. Business expenses will be advanced by the officers, who will accrue salaries until the receipt of significant revenues. It's very difficult for management to project our sales for 2004. Management is hopeful that sales will gradually increase but cannot guarantee any increase will occur.

         We hope to be able to expand our operations if we can receive significant outside funding. We are seeking $300,000 in funding for 12 months of our business plan as follows:

                  Marketing                          $100,000
                  General and Administration$180,000
                  Research and Development  $ 20,000

         Upon receipt of funding Pacific Land and Coffee will commence marketing primarily of our specialty coffee and green bean brokerage services. We will develop proprietary coffee blends from research and development funds. We believe we can develop several blends and attractive packaging with such amount. Marketing expenses will be comprised of printing of marketing materials and media costs, and salaries for sales representatives or sales associates. General and administrative costs include salaries estimated at an aggregate of $10,000 per month for 12 months, lease expense, telephone and travel expense. In the event we obtain such funding we believe that lead time of 2-3 months from funding until the commencement of increased sales. With funding we will be able to hire sales assistants and to undertake marketing via tradeshows and advertisements in industry publications.

         We do not have any agreements or understandings with respect to sources of capital. We have not identified any potential sources. Investors cannot expect that we will be able to raise any funds whatsoever. Even if we are able to find one or more sources of capital, its likely that we will not be able to raise the entire amount required initially, in which case our development time will be extended until such full amount can be obtained. Even if we are successful in obtaining the required funding, we probably will need to raise additional funds at the end of 12 months.

         Information included in this report includes forward looking statements, which can be identified by the use of forward-looking terminology such as may, will, expect, anticipate, believe, estimate, or continue, or the negative thereof or other variations thereon or comparable terminology. The statements in "Risk Factors" and other statements and disclaimers in this report constitute cautionary statements identifying important factors, including risks and uncertainties, relating to the forward-looking statements that could cause actual results to differ materially from those reflected in the forward-looking statements.

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

Forward looking information

         Our future operating results are subject to many factors, including:

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

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          David T. Thomson, PC. ("Thomson") resigned as independent auditor of the Registrant's Pacific Land and Coffee Corporation (Hawaii) subsidiary ("PLC Hawaii") on September 8, 2003. The report by Thomson on the financial statements of PLC Hawaii dated April 17, 2003, including a balance sheet as of March 31, 2003 and the statements of operations, cash flows and statement of stockholders' equity for the period inception (February 14, 2003) to March 31, 2003 did not contain an adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles. During the period covered by the financial statements through the date of resignation of the former accountant, there were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. Thomson was provided by the disclosure set forth above and provided the Registrant with a letter to the effect that it did not disagree with the above statements as far as they related to Thomson. A copy of Thomson's letter is filed as an exhibit to our Current Report on Form 8-K dated September 8, 2003.

         On October 15, 2003 the Registrant engaged Mantyla McReynolds, LLC as its new independent accountants. Prior to the engagement of Mantyla McReynolds, LLC the Registrant did not consult with Mantyla McReynolds, LLC on the application of accounting principles to any specific transaction nor the type of audit opinion that might be rendered on the Registrant's financial statements.

                                    PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE
            EXCHANGE ACT.

Directors and Executive Officers

         The members of the Board of Directors of Pacific Land and Coffee serve until the next annual meeting of stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors. The following are the directors and executive officers of Pacific Land and Coffee since its inception on February 14, 2003. They devote substantially full time to Pacific Land and Coffee.

         Dale G. Nielsen                    Chief Executive Officer and Director
         Al Coscina                         Chief Financial Officer, Secretary
                                         and Director


         Dale G. Nielsen, 58, has been president of General Pacific, Inc., for more than the past five years.
General Pacific, Inc. consults on real estate, retailing and telecommunications.

         Al Coscina, 65, has been founder and president of Daga Restaurant Ware, Coscina Brothers Coffee Company and Kona Wave Coffee Company since 1978. Prior to 1973 he was owner of Boston Insulated Wire and Cable and Rockbestos Wire and Cable. He graduated with a degree in psychology from Alfred University and he attended graduate courses in pyschology at the University of Buffalo and the University of New Mexico.

Item 10. EXECUTIVE COMPENSATION

         The following table sets forth the cash and all other compensation of Pacific Land and Coffee's executive officers and directors during each of the last three fiscal years. The remuneration described in the table includes the cost to Pacific Land and Coffee of any benefits which may be furnished to the named executive officers, including premiums for health insurance and other benefits provided to such individual that are extended in connection with the conduct of Pacific Land and Coffee's business. The executive officers named below did not receive any manner of compensation in the years set forth below.

         Until we obtain funding, officers are devoting most of their time to other employment and are serving without compensation. Following funding we expect that the aggregate monthly compensation for management will be $10,000.

                           Summary Compensation Table

                       ANNUAL COMPENSATION                                        LONG TERM COMPENSATION


    Name and                                                   Other Annual          Awards     Payouts         All
    Principal Position              Year         Salary                 Bonus                   Compensation
Other
                                                                              RestrictedSecurities           LTIP
Compensation
                                                                              Stock   Underlying Payouts ($)
                                                                              Awards ($)Options SARs(#)

 Dale G. Nielsen           2002     $      0          0             0              0        0           0         0
 CEO                       2001           0          0             0              0        0           0
                           2000            0          0             0              0        0           0         0

Al Coscina                 2002     $      0          0             0              0        0           0         0
 CFO                       2001           0          0             0              0        0           0
                           2000            0          0             0              0        0           0         0





         Pacific Land and Coffee Corporation, by resolution of its Board of Directors and stockholders, adopted a 1994 Stock Option Plan (the "Plan") on April 20, 1994. The Plan enables the Company to offer an incentive based compensation system to employees, officers and directors and to employees of companies who do business with the Company.

         In the discretion of a committee comprised of non-employee directors (the "Committee"), directors, officers, and key employees or employees of companies with which we do business become participants in the Plan upon receiving grants in the form of stock options or restricted stock. A total of 2,000,000 shares are authorized for issuance under the Plan, of which no shares are issued. The Company may increase the number of shares authorized for issuance under the Plan or may make other material modifications to the Plan without shareholder approval. However, no amendment may change the existing rights of any option holder.

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

         Stock options may be exercised during a period of time fixed by the Committee except that no stock option may be exercised more than ten years after the date of grant or three years after death or disability, whichever is later. In the discretion of the Committee, payment of the purchase price for the shares of stock acquired through the exercise of a stock option may be made in cash, shares of Common Stock or by delivery or recourse promissory notes or a combination of notes, cash and shares of the Company's common stock or a combination thereof. Incentive stock options may only be issued to directors, officers and employees.

         Stock options may be granted under the Plan may include the right to acquire an Accelerated Ownership Non-Qualified Stock Option ("AO"). If an option grant contains the AO feature and if a participant pays all or part of the purchase price of the option with shares of common stock, then upon exercise of the option the participant is granted an AO to purchase, at the fair market value as of the date of the AO grant, the number of shares of common stock equal to the sum of the number of whole shares used by the participant in payment of the purchase price and the number of whole shares, if any, withheld as payment for withholding taxes. An AO may be exercised between the date of grant and the date of expiration, which will be the same as the date of expiration of the option to which the AO is related.

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

Item 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information relating to the beneficial ownership of Company common stock as of December 31, 2003 by (i) each person known by Pacific Land and Coffee to be the beneficial owner of more than 5% of the outstanding shares of common stock and (ii) each of Pacific Land and Coffee's directors and executive officers. Unless otherwise noted below, Pacific Land and Coffee believes that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. For purposes hereof, a person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof upon the exercise of warrants or options or the conversion of convertible securities. Each beneficial owner's percentage ownership is determined by assuming that any warrants, options or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days from the date hereof, have been exercised.


    Name and Address                           Common Stock           Percentage


Dale G. Nielsen(1)                               4,662,000                 46.6%

Albert Coscina(1)                                2,338,000                 23.4

Jehu Hand(2)                                     2,400,000                   24%
24351 Pasto Road, Suite B
Dana Point, California 92629
All officers and directors
  as a group (2 persons)                         7,000,000                  70%

(1)      The address of this person is c/o the Company.
(2) Includes 2,400,000 shares held by Ecco Petroleum Family Limited Partnership which Mr. Hand controls and of which the beneficial owner is a family irrevocable trust for the benefit of his children.

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Back Channel Investments, Inc. was organized as a Delaware corporation on April 21, 1994 to seek out an advantageous acquisition. On May 20, 2003, Back Channel Investments, Inc .. acquired all of the capital stock of Pacific Land and Coffee Corporation, a Hawaii corporation, in exchange for  7,000,000  shares of newly issued
common  stock of Back  Channel  Investments,  Inc..  Prior to the  exchange
  Back  Channel  Investments,  Inc.  had
3,000,000 shares outstanding (after giving effect to a three-for-one forward stock split). As a result, there are 10,000,000 shares outstanding. Back Channel Investments, Inc. has subsequently changed its name to Pacific
Land & Coffee Corporation, the same name as its Hawaii subsidiary. References to Pacific Land and Coffee
Corporation  in this  report are to the  combined  entity  unless  otherwise noted.  Prior to the  exchange,  Back
Channel  Investments,  Inc. and Pacific Land and Coffee Corporation had no
 affiliation or prior relationship. The terms of the share exchange were negotiated at arm's length.

            We sublease a roaster facility in Hawaii from a limited liability company owned by Al Coscina, an officer and director. Through September 30, 2003 no usage had occurred under this lease.

                                     PART IV


Item 13.    EXHIBITS AND REPORTS ON FORM 8-K

            (a) Exhibits. The following exhibits of the Company are included herein.

    Exhibit No.            Document Description

2.                         Agreement  and  Plan of  Reorganization  between
Back  Channel  Investments,  Inc.  and
                  Pacific Land and Coffee Corporation (2)

3.       Certificate of Incorporation and Bylaws

         3.1.     Articles of Incorporation(1)
         3.2      Articles of Amendment(2)
         3.3      Bylaws(1)

10.      Material Contracts

         10.1 Stock Option Plan.(1)
         10.2 Sublease of Roaster Facilities(4)

16.1     Letter regarding change in certifying accountant(3)

(1)      Filed with the Company's original Form 10-SB.
(2) Filed with Registration Statement on Form SB-2, file no. 333-105564 and incorporated by reference.
(3) Incorporated by reference to the Current Report on Form 8-K dated September 8, 2003.
(4) Filed with Amendment No. 1 to Registration Statement 333-105564 and incorporated by reference(5)
                                             16

        (b)                Reports on Form 8-K.

                           The  registrant  filed a  Current  Report on Form 8-K
dated May 20, 2003 to report that it
had acquired Pacific Land and Coffee Corporation, a Hawaii corporation ("PLC Hawaii") pursuant to an Agreement and Plan of Reorganization (the "Agreement"), dated May 20, 2003. The Registrant acquired all of the outstanding shares of Common Stock of PLC Hawaii, in exchange for 7,000,000 shares of the Registrant's Common Stock. Pursuant to the Agreement, the officer and director of the Registrant, Jehu Hand, resigned and was replaced by the officers and directors set forth in the table below. The name of the Registrant was changed to Pacific Land and Coffee Corporation. Control was assumed from Jehu Hand. Audited financial statements for the period inception (February 14, 2002) to March 31, 2003 were filed with the Current Report.

Item 14. Controls and Procedures. The Company's principal executive officer and its principal financial officer, based on their evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d -14 (c) as of a date within 90 days prior to the filing of this Annual Report on Form 10-KSB, have concluded that the Company's disclosure controls and procedures are adequate and effective for the purposes set forth in the definition in Exchange Act rules as of June 30, 2003. There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the date of their evaluation.




                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 22, 2004.


                                         PACIFIC LAND AND COFFEE CORPORATION


                                                      By:    /s/ Dale G. Nielsen
                                                                 Dale G. Nielsen
                                                         Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on March 22, 2004.

By:     /s/ Dale G. Nielsen                Chief Executive Officer and Director
        Dale G. Nielsen                            (principal executive officer)


By:     /s/ Al Coscina                  Chief Financial Officer and Director
        Al Coscina                         (principal financial and accounting

                                         PACIFIC LAND AND COFFEE CORPORATION
                                           [A Development Stage Company]

                                               FINANCIAL STATEMENTS

                            FROM INCEPTION [FEBRUARY 14, 2003] TO June 30, 2003


                                     [WITH INDEPENDENT AUDITORS' REPORT]



                                         PACIFIC LAND AND COFFEE CORPORATION
                                           [A Development Stage Company]


                                                  TABLE OF CONTENTS






                                                                                                        Page
Independent Auditors' Report                                                                               1

Balance Sheet -- June 30, 2003                                                                           2
Statement of Operations from Inception [February 14, 2003] through June 30, 2003                         3

Statement of Stockholders' Equity for the period from Inception [February 14, 2003] through
June 30, 2003                                                                                            4

Statement of Cash Flows for the period from Inception [February 14, 2003] through June 30, 2003
                                                                                                         5


Notes to Financial Statements                                                                           6 - 8





                                           Independent Auditors' Report


The Board of Directors and Shareholders
Pacific Land and Coffee Corporation [a development stage company]:


We have audited the accompanying balance sheet of Pacific Land and Coffee Corporation [a development stage company] as of June 30, 2003, and the related statements of operations, stockholders' equity, and cash flows from inception [February 14, 2003] through June 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pacific Land and Coffee Corporation [a development stage company] as of June 30, 2003, and the results of its operations and cash flows from inception [February 14, 2003] to June 30, 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Pacific Land and Coffee Corporation will continue as a going concern. As discussed in
Note 2 to the financial statements, the Company has limited operating capital with no revenue from operations. Realization of a major portion of the assets is
dependent  upon  the  Company's   ability  to  meet  its  future  financing
requirements, and the success of future operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.


Mantyla McReynolds
Salt Lake City, Utah
March 16, 2004

                                                  20


                                           PACIFIC LAND AND COFFEE COMPANY
                                           [A Development Stage Company]
                                                    Balance Sheet
                                                    June 30, 2003





ASSETS



Current Assets:

    Cash in bank                                                                           $                      0

      Total Current Assets                                                                                       0
                                                                                                               ------
                            Total Assets                                                   $                     0
                                                                                                              -------

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)


Liabilities:

  Current Liabilities:

  Check issued in excess of bank balance                                                   $                    657
                                                                                                              --------

      Total Current Liabilities                                                                                 657
                                                                                                              ---------

           Total Liabilities                                                                                    657
                                                                                                              ------




Stockholders' Equity/(Deficit):

  Common Stock -- 20,000,000  shares  authorized having a par value of $.001 per share; 10,000,000 shares issued
   and outstanding - Note 3                                                                                  10,000

  Additional Paid-in Capital                                                                                (6,798)


  Deficit accumulated during the development stage                                                          (3,859)

                  Total Stockholders' Deficit                                                                (657)

      Total Liabilities and Stockholders' Equity/(Deficit)                                   $                   0





                                 See accompanying notes to financial statements


                                         PACIFIC LAND AND COFFEE CORPORATION
                                           [A Development Stage Company]
                                               Statement of Operations
                             From Inception [February 14, 2003] through June 30, 2003




Revenues                                                                                $                        0



General & Administrative Expenses                                                                            3,859

                           Operating Loss                                                                   (3,859)
                                                                                                              --------


                    Net Loss Before Income Taxes                                                            (3,859)

-

Provision for Income Taxes                                                                                       0


Net Loss                                                                                $                   (3,859)

Loss Per Share                                                                          $                    (0.01)


Weighted Average Shares Outstanding-Note 1                                                              10,000,000














                                  See accompanying notes to financial statements
                                                    22




                                          PACIFIC LAND AND COFFEE CORPORATION
                                             [A Development Stage Company]
                                           Statement of Stockholders' Equity
                        For the period from Inception [February 14, 2003] through June 30, 2003




                                                              Additional                           Net
                             Common          Common           Paid-in           Accumulated       Stockholders'
                             Shares          Stock            Capital           Deficit           Equity


Balance, February 14, 2003               0   $   0            $   0             $   0             $     0


Shares issued to initial
stockholders for cash at
inception at
approximately $1.00 per              1,000                0            1,002                                 1,002
share

Contributed
Capital-Corporate
organization and start-up
costs, at inception,
services and costs at                                                  1,000                                 1,000
estimated fair market
value

Issued shares as part of
recapitalization                 9,999,000           10,000         (10,000)                                     0

Cash contributed for
working capital                                                        1,200                                 1,200


Net loss from February
14, 2003 (inception) to
June 30, 2003                                                                           (3,859)            (3,859)

Balance, June 30, 2003          10,000,000   $10,000          $(6,798)          $(3,859)          $ (657)

















                                 See accompanying notes to financial statements
                                                            23


                                          PACIFIC LAND AND COFFEE CORPORATION
                          [A Development Stage Company]
                                                Statement of Cash Flows
          For the period from Inception [February 14, 2003] through June 30, 2003


Cash Flows from Operating Activities

Net Loss                                                                  $               (3,859)

Adjustments to reconcile net loss to net cash provided by operating activities:

    Contributed Capital-noncash fair market value
of                start-up and organization services and costs                              1,000

    Increase in current liabilities                                                           657

            Net Cash Used for Operating Activities                                        (2,202)


Cash Flow from Financing Activities:

 Proceeds from the sale of stock                                                            1,002

 Additional capital paid in                                                                 1,200

             Net Cash provided by Financing activities                                      2,202

                     Net Increase in Cash                                                       0


Beginning Cash Balance                                                                          0



Ending Cash Balance                                                       $                     0

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the year for interest                                  $                     0

  Cash paid during the year for income taxes                                                    0














                 See accompanying notes to financial statements
                                             24

                       PACIFIC LAND AND COFFEE CORPORATION
                          [A Development Stage Company]
                          Notes to Financial Statements
                                  June 30, 2003
Note 1            Organization and Summary of Significant Accounting Policies
                  -----------------------------------------------------------

                  (a) Organization

         Pacific Land and Coffee Corporation (the Company) was organized under the laws of the State of Hawaii on February 14, 2003. The Company was organized for the purpose of the research and development of tropical plantation plants, to own and sell real and personal property and to sell products.

         On May 20, 2003, the Company combined with Back Channel Investments, Inc., in a reverse merge pursuant to an Agreement and Plan of Reorganization. Back Channel acquired all of the outstanding shares of common stock of the Company in exchange for 7,000,000 shares of Back Channel's common stock. Prior to the combination, Back Channel had 1,000,000 shares of common stock outstanding which were forward split on the basis of three for one. The surviving entity is Pacific Land and Coffee Corporation. Upon completion of the agreement, the combined Company essentially re-capitalized to have 10,000,000 shares outstanding.

         The Company is considered to be a development stage company as defined in Statement of Financial Accounting Standards No. 7. The Company has at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

         (b) Income Taxes

         The Company applies the provisions of Statement of Financial Accounting Standards No. 109 [the Statement], Accounting for Income Taxes. The Statement requires an asset and liability approach for financial accounting and reporting for income taxes, and the recognition of deferred tax assets and liabilities for the temporary differences between the financial reporting basis and tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. Due to a loss from inception, the Company has no tax liability. At this time the Company has no deferred taxes arising from temporary differences between income for financial reporting and income tax purposes.

                  (c) Net Loss Per Common Share

         Loss per common share is based on the weighted-average number of shares outstanding. There are no common stock equivalents outstanding, thus, basic and diluted loss per share calculations are the same.


                  (d) Cash and Cash Equivalents

         For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. During the period ending June 30, 2003 the Company did not have non-cash investing or financing activities.

                       PACIFIC LAND AND COFFEE CORPORATION
                          [A Development Stage Company]
                          Notes to Financial Statements
                                  June 30, 2003

Note 1            Organization and Summary of Significant Accounting Policies
[continued]
                  -------------------------------------------------------


                  (e) Use of Estimates in Preparation of Financial Statements

         The preparation of financial statements in conformity with U. S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note 2            Going Concern

         The Company has accumulated losses since inception totaling $3,859, and had no operations through June 30, 2003. Financing for the Company's limited activities to date has been provided primarily by the issuance of stock and by advances from a stockholder. The Company's ability to achieve a level of profitable operations and/or additional financing impacts the Company's ability to continue as it is presently organized. Management continues to develop its planned principal operations. Should management be unsuccessful in its operating activities, the Company may experience material adverse effects. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Note 3            Common Stock

         The Company, at inception, issued 1,000 shares of common stock to two initial stockholders at approximately $1.00 per share for a total amount of $1,002. One individual was issued 666 shares and the other was issued 334 shares of the common stock. Additional capital has been contributed in the form of cash of $1,200 to pay operating expenses, and approximately $1,000 of start-up costs.

         As indicated in Note 1, the Company entered a reorganization agreement with Back Channel Investments, Inc. on May 20, 2003. Back Channel is a publicly held entity; by merging into it the Company has effectively become a publicly held company and is subject to filing requirements with the Securities and Exchange Commission. The combination essentially became a recapitalization transaction for the Company. In this recapitalization, the Company converted its prior issued and outstanding 1,000 shares of common stock into 7,000,000 new shares of Back Channel. Formerly, Back Channel had 1,000,000 shares of common stock outstanding. Prior to the combination with Pacific Land and Coffee Corporation, Back Channel forward split the 1,000,000 shares into 3,000,000. Thus, as of June 30, 2003, the combined company has 10,000,000 shares of common stock outstanding.

                       PACIFIC LAND AND COFFEE CORPORATION
                          [A Development Stage Company]
                          Notes to Financial Statements
                                  June 30, 2003


Note 4            Income Taxes

         Below is a summary of deferred tax asset calculations on net operating loss carry forward amounts. Loss carry forward amounts expire in 2023. Currently there is no reasonable assurance that the Company will be able to take advantage of a deferred tax asset, thus, an offsetting allowance has been established for the deferred asset.
                                              NOL
                   Description             Balance            Tax           Rate
                      Federal Income Tax    $3,859           $579          15%

                      Valuation allowance                       (579)

                   Deferred tax asset 3/31/03                    $0

Note 5            Related Party Transactions

                  An officer of the Company is providing a mailing address to the Company without charge. This service has been determined by the Company to have only nominal value. As of June 30, 2003 no compensation has been paid or accrued to any officers or directors of the Corporation. An officer and director of the Company prepared initial corporate documents and forms related to the incorporation of the Company at no cost to the Company. The fair market value of the start-up and organizational services and costs were estimated to be $1,000 and have been treated as contributed capital in these financial statements.

                  On March 3, 2003 the Company entered into a license agreement with a company, whose President is also a director of the Company, to exclusively use, sell and distribute, all of their Hawaiian specialty coffee products. The Company agrees to pay a royalty of ten percent of net sales price for each licensed product sold.


Note 6                     Subsequent Events

                  On September 11, 2003, the Company changed its fiscal year to March 31. This was the fiscal year of the Company, prior to combining with Back Channel. Back Channel had been reporting on a fiscal year ending June 30.

                  In January 2004, the Company filed a registration statement with the Securities and Exchange Commission on Form SB-2. The offering includes 3,000,000 shares of common stock of Pacific Land and Coffee Corporation, which are offered by the selling stockholders. The expenses of the offering, estimated at $8,000, are paid by Pacific Land and Coffee. Pacific Land and Coffee will not receive any proceeds from the sale of shares by the selling stockholders. There is currently no trading market for the common stock. Certain of the selling stockholders which were promoters or affiliates of Pacific Land and Coffee are deemed underwriters.