Form 10QSB
period 2003-12-31
PACIFIC LAND & COFFEE CORP
filed 2004-03-25
CIK 1092791

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended December 31, 2003

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

                                          Yes    X           No

         Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common Stock, $.001 par value                                      10,000,000
----------------------------------                       ----------------------
Title of Class                                     Number of Shares outstanding
                                                          at December 31, 2003



Transitional Small Business Format     Yes            No    X

No exhibits included.

                       PACIFIC LAND AND COFFEE CORPORATION

                          (A Development Stage Company)

                                  BALANCE SHEET
                                   (Unaudited)


                                     ASSETS

                                                                                                          December 31,
                                                                                                              2003

                  Cash in bank                                                                          $           2,848

                  Total Current Assets                                                                              2,848

              TOTAL ASSETS                                                                              $           2,848
                                                                                                        =================


                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES -- accounts payable                                                                 $             616
                                                                                                         -----------------

              TOTAL LIABILITIES                                                                         $             616

STOCKHOLDERS' EQUITY
Preferred Stock, $.001 par value; 1,000,000 shares authorized; no shares issued and outstanding

Common Stock, $.001 par value; 20,000,000 shares
  authorized; 10,000,000 shares issued and outstanding
  - Note 3                                                                                              10,000

Additional paid-in capital                                                                                         (6,020)

Accumulated deficit during the development stage                                                                   (1,748)
                                                                                                        -----------------

              TOTAL STOCKHOLDERS' EQUITY                                                                            2,233

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                                              $           2,848
                                                                                                        =================











                                The  accompanying  notes are an integral part of
the financial statements.


                       PACIFIC LAND AND COFFEE CORPORATION
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                                                  CUMULATIVE
                                   FOR THE NINE                        FOR THE THREE                           FROM INCEPTION
                                   MONTHS ENDED                        MONTHS ENDED                         (February 14, 2003)
                                   December 31,                        December 31,                                 TO
                                       2003                                2003                             December 31, 2003
                               ------------------------             -----------------------------          ------------------

SALES                            $               31,898          $                         19,710           $          31,898

     Costs of Goods Sold                         27,645                                    17,261                      27,645
                               ------------------------             -----------------------------          -------------------------

     Gross Margin                $                4,253          $                          2,499                       4,253

OPERATING EXPENSES

     General and Administrative                   4,806                                     2,117                       6,001
                               ------------------------              -------------------------------          ----------------------

TOTAL OPERATING EXPENSES                          4,806                                     2,117                      (1,748)

Net Income (Loss) before taxes                     (553)                                    2,117                     (1,748)
Provision for taxes                                  --                                        --

NET INCOME (LOSS)                $                 (553)          $                           (332                      (1,748)

NET INCOME (LOSS) PER SHARE      $                    (.01)      $                           (0.00)                        (0.01)


WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                        10,000,000                               10,000,000                    9,109,375


















                 See accompanying Notes to Financial Statements.


                       PACIFIC LAND AND COFFEE CORPORATION
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                                                  CUMULATIVE
                                                                             FOR THE NINE                        FROM INCEPTION
                                                                            MONTHS ENDED                      (February 14, 2003)
                                                                            December 31,                             TO
                                                                                2003                          December 31, 2003
                                                                  -------------------------------             ------------------

CASH FLOWS FROM OPERATING ACTIVITIES
     Net (Loss)                                                   $                         (553)          $                 (1,748)

     Increase in accounts payable                                                            616                              616

     Contribution to capital-non cash
     fair market value of start-up and
     organization services and costs                                                           --                            1,000

     Net cash flows from operating
     activities                                                                                63                             (132)
                                                                  -------------------------------          -------------------------

CASH FLOWS FROM FINANCING ACTIVITIES

     Proceeds from the sale of stock                                                        1,978                              2,980

     Net cash flows from financing
     Activities                                                                             1,978                              2,980
                                                                  -------------------------------          -------------------------

NET INCREASE (DECREASE) IN CASH                                                             2,041                                 --

CASH BALANCE AT BEGINNING OF PERIOD                                                           807                                  0
                                                                  -------------------------------          -------------------------

CASH BALANCE AT END OF PERIOD                                                               2,848                              2,848
                                                                  ===============================          =========================
















                 See accompanying Notes to Financial Statements.

                                         PACIFIC LAND AND COFFEE CORPORATION

                                            (A Development Stage Company)

                                       NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                     (UNAUDITED)
                                                 December 31, 2003


NOTE 1-BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes. Operating results for the nine months ended December 31, 2003, are not necessarily indicative of the results that may be expected for the year ending March 31, 2004.

NOTE 2-GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

NOTE 4-RELATED PARTY TRANSACTIONS

A corporation owned by an officer and director supplies product to the Company. For the nine months ended December 31, 2003 this related party was the sole supplier of goods sold by the Company, at a price of $27,645. This amount includes a 10% royalty to the corporation payable pursuant to a royalty agreement dated March 3, 2003.

Item 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                  FINANCIAL CONDITION

         We did not receive revenues from operations until the quarter ended September 30, 2003. Our initial product offered is a special roasted blend to one customer in Japan, commencing in September, 2003, and the brokerage of two green beans orders in the quarter ended December 31, 2003. We have no formal written contracts relating to these sales. The sales in the quarter ended September 30, 2003 were about $12,000, and $19,700 in the quarter ended December 31, 2003, or approximately $32,000 for the nine months ended December 31, 2003. The Japanese orders are expected to be recurring orders for approximately $8,000 per month. Because of our lack of operating history and our lack of financial resources, all of our revenues over the next twelve months will be generated through personal business contacts of our offices. In particular, Mr. Coscina has 25 years experience in the coffee industry. We expect to obtain similar contracts with other purchasers in the
remainder  of  our fiscal  year  which  ends  March  31,  2004.   There are no
contingencies or conditions to the above sales other than our performance under sales contracts. We will not require any outside funding to accomplish these sales, and expects that we will slowly obtain additional specialty coffee orders and green bean brokerage transactions. Business expenses will be advanced by the officers, who will accrue salaries until the receipt of significant revenues. We will not receive any proceeds from the sale of shares in this offering. We are seeking $300,000 in funding for 12 months of our business plan as follows:

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

         We do not have any agreements or understandings with respect to sources of capital. We have not identified any potential sources. It's likely that we will not be able to raise the entire amount required initially, in which case our development time will be extended until such full amount can be obtained. Even if we are successful in obtaining the required funding, we probably will need to raise additional funds at the end of 12 months.

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

Item 3.           DEFAULTS UPON SENIOR SECURITIES - None
                  -------------------------------

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None
                  ---------------------------------------------------

Item 5.           OTHER INFORMATION - None

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K

         Exhibits--None

        Reports on Form 8-K-- By Current Report on Form 8-K the Company reported a change of auditors and change in fiscal year end to March 31.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             PACIFIC LAND AND COFFEE CORPORATION



Date:     February 18, 2004                                   By:/s/ Al Coscina
                                                                 --------------
                                                                   Al Coscina,
                                                                 Chief Financial
                                              Officer (chief financial officer
                                                and accounting officer and duly
                                                            authorized officer)

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

3.Based on my knowledge, the financial statements, and other financial information
included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.The  registrant's   other   certifying   officers  and  I  are responsible for
establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

5.The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  February 18, 2004

/s/ Dale G. Nielsen
Dale G. Nielsen
President and Chief Executive Officer

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

3.Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.The  registrant's   other   certifying   officers  and  I  are responsible for
establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

5.The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 18, 2004

/s/ Al Coscina
Al Coscina
Chief Financial Officer