Form 10KSB/A
period 2003-06-30
PACIFIC LAND & COFFEE CORP
filed 2004-05-13
CIK 1092791

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB/A


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

         Pacific Land and Coffee's activities have been limited. We have only one customer to date, to whom the first orders were shipped in the quarter ended September, 2003. Our cumulative losses since inception to December 31, 2003 are $1,748. There can be no assurance that Pacific Land and Coffee will be able to market its coffee and coffee related products, achieve a significant level of sales or attain profitability. If we don't receive $300,000 in funding we can't effect our business plan.

         We need funding to implement our business plan.

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

         We don't have long term contracts and depend on a limited number of customers.

         All our sales to date have been on purchase orders to one customer and two coffee brokerages. We can't forecast our sales level in the future. If we lost the one customer we could have no sales.




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


         We have no website at present but we intend to develop one in the near future. We have not contracted with any party to develop a website, but have discussed web design with several independent consultants. We plan
to select a designer and have a website in place by the end of summer 2004.



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

Item 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS




            We did not receive revenues from operations until the quarter ended September 30, 2003. Our initial product offered is a special roasted blend to one customer in Japan, commencing in September, 2003, and the brokerage of two green bean orders in the quarter ended December 31, 2003. Management's experience in the coffee industry is that as typical for coffee brokerage and small specialty coffee sales, we do not have long term sales contracts. We do not have any written contracts for the sale of our product. We produce and ship as purchase orders are received. We must wait for future purchase orders to make sales in the future. Because coffee prices are variable and demand can also be variable, we believe that selling under long term contracts would not be practicable in our industry. Our purchase orders are payable net 30 days, but currently we are receiving payment immediately on shipment. The sales in the quarter ended September 30, 2003 were about $12,000, and $19,700 in the quarter ended December 31, 2003, or approximately $32,000 for the nine months ended December 31, 2003.

         Our plan of operation for calendar 2004 will depend on whether we obtain outside funding. If we do not receive outside funding, our plan of operations will be simple. We will continue to achieve the current level of sales (about $7.000 per month) without any significant marketing expenditures. Management is confident that Pacific Land and Coffee can continue to enjoy at least its limited level of sales. Management will use its current business contacts to attempt to achieve additional sales. In particular, Mr. Coscina has 25 years experience in the coffee industry. We expect to obtain similar contracts with other purchasers in the remainder of our fiscal year which ends March 31, 2004. There are no contingencies or conditions to the above sales other than our performance under sales contracts. We will not require any outside funding to accomplish these sales, nor will we need to make any capital expenditures or hire employees and expect that we will slowly obtain additional specialty coffee orders and green bean brokerage transactions. Business expenses will be advanced by the officers, who will accrue salaries until the receipt of significant revenues. It's very difficult for management to project our sales for 2004. Management is hopeful that sales will gradually increase but cannot guarantee any increase will occur.

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

         Upon receipt of the full amount of the funding Pacific Land and Coffee will commence marketing primarily of our specialty coffee and green bean brokerage services. We will develop proprietary coffee blends from research and development funds. We believe we can develop several blends and attractive packaging with such amount. Marketing expenses will be comprised of printing of marketing materials and media costs, and salaries for sales representatives or sales associates. General and administrative costs include salaries estimated at an aggregate of $10,000 per month for 12 months, lease expense, telephone and travel expense. In the event we obtain such funding we believe that lead time will be 2-3 months from funding until the commencement of increased sales. With full funding we will be able to hire sales assistants and to undertake marketing via tradeshows and advertisements in industry publications. If we receive less than the full $300,000 we need, we will not be bale to complete this plan in full. If we receive $100,000 in funding, most of this amount will be used for salaries of sales associates or sales representatives. The receipt of $200,000 will enable us to advertise, to utilize trade shows and conventions, to market as well as direct mail, but we will not be able to pay management salaries.

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

         Since we have not yet generated significant and consistent revenues, we are a development stage company as that term is defined in paragraphs 8 and 9 of SFAS No. 7. Our activities to date have been limited to seeking capital; seeking supply contracts and development of a business plan. Our auditors have included an explanatory paragraph in their report on our financial statements, relating to the uncertainty of our business as a going concern, due to our lack of operating history or current revenues, its nature as a start up business, management's limited experience and limited funds. We do not believe that conventional financing, such as bank loans, is available to us due to these factors. We have no bank line of credit available to us. Management believes that it will be able to raise the required funds for operations from one or more future offerings, in order to effect our business plan.

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




                                   SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 12, 2004.



                                         PACIFIC LAND AND COFFEE CORPORATION


                                                      By:    /s/ Dale G. Nielsen
                                                                 Dale G. Nielsen
                                                         Chief Executive Officer


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on May 12, 2004.


By:     /s/ Dale G. Nielsen                Chief Executive Officer and Director
        Dale G. Nielsen                            (principal executive officer)


By:     /s/ Al Coscina                  Chief Financial Officer and Director
        Al Coscina                         (principal financial and accounting

                                        PACIFIC LAND AND COFFEE CORPORATION
                                           [A Development Stage Company]

                                               FINANCIAL STATEMENTS

                          FROM INCEPTION [FEBRUARY 14, 2003] TO MARCH 31, 2003


                                        [WITH INDEPENDENT AUDITORS' REPORT]

                                        PACIFIC LAND AND COFFEE CORPORATION
                                           [A Development Stage Company]


                                                 TABLE OF CONTENTS






                                                                                                           Page



Independent Auditors' Report                                                                               1

Balance Sheet -- March 31, 2003                                                                            2

Statement of Operations from Inception [February 14, 2003] through March 31, 2003                          3

Statement of Stockholders' Equity for the period from Inception [February 14, 2003]
through March 31, 2003                                                                                     4

Statement of Cash Flows for the period from Inception [February 14, 2003] through
March 31, 2003                                                                                             5

Notes to Financial Statements                                                                              6 - 8






                                           Independent Auditors' Report


The Board of Directors and Shareholders
Pacific Land and Coffee Corporation [a development stage company]:


We have audited the accompanying balance sheet of Pacific Land and Coffee Corporation [a development stage company] as of March 31, 2003, and the related statements of operations, stockholders' equity, and cash flows from inception [February 14, 2003] through March 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pacific Land and Coffee Corporation [a development stage company] as of March 31, 2003, and the results of its operations and cash flows from inception [February 14, 2003] to March 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

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


Mantyla McReynolds
Salt Lake City, Utah
October 31, 2003



                                          PACIFIC LAND AND COFFEE COMPANY
                                           [A Development Stage Company]
                                                   Balance Sheet
                                                  March 31, 2003





ASSETS


Current Assets:
    Cash in bank                                                                                $                    807
                                                                                                   ---------------------
      Total Current Assets                                                                                          807
                                                                                                   ---------------------
                             Total Assets                                                       $                   807
                                                                                                   =====================

LIABILITIES AND STOCKHOLDERS' EQUITY


Liabilities:
  Current Liabilities:
  Accounts payable                                                                              $                      0
                                                                                                   ---------------------
      Total Current Liabilities                                                                                       0
           Total Liabilities                                                                                           0


Stockholders' Equity:
  Common  Stock -- 1,000  shares  authorized  having a par value of  $.0001  per share; 1,000 shares issued
   and outstanding - Note 3                                                                                           0
  Additional Paid-in Capital                                                                                      2,002
  Deficit accumulated during the development stage                                                               (1,195)
                                                                                                   ---------------------
                      Total Stockholders' Equity                                                                    807
                                                                                                   ---------------------
              Total Liabilities and Stockholders' Equity                                        $                   807
                                                                                                   =====================










                                  See accompanying notes to financial statements



                                        PACIFIC LAND AND COFFEE CORPORATION
                                           [A Development Stage Company]
                                              Statement of Operations
                             From Inception [February 14, 2003] through March 31, 2003




Revenues                                                                                  $                           0

General & Administrative Expenses                                                                                 1,195
                                                                                                   ---------------------

                            Operating Loss                                                                       (1,195)

                                                                                                   ---------------------
                     Net Loss Before Income Taxes                                                                (1,195)

Provision for Income Taxes                                                                                            0
                                                                                                   ---------------------

Net Loss                                                                                  $                      (1,195)
                                                                                                   =====================


Loss Per Share                                                                           $                       (1.20)
                                                                                                 ======================

Weighted Average Shares Outstanding-Note 1                                                                       1,000
                                                                                                 ======================















                                  See accompanying notes to financial statements


                                              PACIFIC LAND AND COFFEE CORPORATION
                                                 [A Development Stage Company]
                                               Statement of Stockholders' Equity
                           For the period from Inception [February 14, 2003] through March 31, 2003




                                                                           Additional                                     Net
                                      Common              Common             Paid-in             Accumulated         Stockholders'
                                      Shares               Stock             Capital               Deficit              Equity
                                  --------------      --------------     ---------------      ----------------     ----------------
Balance, February 14, 2003                     0      $            0     $             0      $             0      $             0
Shares issued to initial
stockholders for cash at
inception at approximately
$1.00 per share                            1,000                   0               1,002                                      1,002
Contributed Capital-
Corporate organization and
start-up costs, at inception,
services and costs at
estimated fair market value                    0                   0               1,000                                      1,000
Net loss from February 14,
2003 (inception) to March
31, 2003                                                                                               (1,195)              (1,195)
                                  --------------      --------------     ---------------      ----------------     ----------------
Balance, March 31, 2003                    1,000      $            0     $         2,002      $        (1,195)     $           807
                                  ==============      ==============     ===============      ================     ================






















                       See accompanying notes to financial statements




                                          PACIFIC LAND AND COFFEE CORPORATION
                                            [A Development Stage Company]
                                                Statement of Cash Flows
                       For the period from Inception [February 14, 2003] through March 31, 2003




Cash Flows from Operating Activities
Net Loss                                                                                              $                 (1,195)
Adjustments to reconcile net loss (to net cash provided
by operating activities:
    Contributed Capital-noncash fair market value of
      start-up and organization services and costs                                                                        1,000
                                                                                                         ----------------------
             Net Cash Used for Operating Activities                                                                       (195)

Cash Flow from Financing Activities:
 Proceeds from the sale of stock                                                                                          1,002
                                                                                                         ----------------------
             Net Cash provided by Financing activities                                                                    1,002

                      Net Increase in Cash                                                                                 807

Beginning Cash Balance                                                                                                       0
                                                                                                         ----------------------

Ending Cash Balance                                                                                   $                    807
                                                                                                         ======================

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the year for interest                                                              $                      0
  Cash paid during the year for income taxes                                                                                 0


























                              See accompanying notes to financial statements

                                         PACIFIC LAND AND COFFEE CORPORATION

       [A Development Stage Company]
                                            Notes to Financial Statements
                                                    March 31, 2003

Note 1        Organization and Summary of Significant Accounting Policies
                  -----------------------------------------------------------

                  (a) Organization

                  Pacific Land and Coffee Corporation (the Company) was organized under the laws of the State of Hawaii on February 14, 2003 and has elected a fiscal year end of March 31st. The Company was organized for the purpose of the research and development of tropical plantation plants, to own and sell real and personal property and to sell products. The Company is considered a development stage company as defined in Statement of Financial Accounting Standards No. 7. The Company has at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

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


                  (d) Cash and Cash Equivalents

                  For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. During the period ending March 31, 2003 the Company did not have non-cash investing or financing activities.


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

                                             PACIFIC LAND AND COFFEE CORPORATION
                                                 [A Development Stage Company]
                                                 Notes to Financial Statements
                                                         March 31, 2003

Note 2                     Going Concern

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

Note 3                     Common Stock

                  The Company at inception issued 1,000 shares of common stock to two initial stockholders at approximately $1.00 per share for a total amount of $1,002. One individual was issued 666 shares and the other was issued 334 shares of the common stock


Note 4                     Income Taxes

                  Below is a summary of deferred tax asset calculations on net operating loss carry forward amounts. Loss carry forward amounts expire in 2023. Currently there is no reasonable assurance that the Company will be able to take advantage of a deferred tax asset, thus, an offsetting allowance has been established for the deferred asset.

                                            NOL
Description                               Balance              Tax                  Rate
---------------------------------      -------------     ---------------     ------------------
   Federal Income Tax                         $1,195                $179            15%
   Valuation allowance                                             (179)
                                                         ---------------
Deferred tax asset 3/31/03                                            $0
                                                         ===============


 Note 5           Related Party Transactions

                  An officer of the Company is providing a mailing address to the Company without charge. This service has been determined by the Company to have only nominal value. As of March 31, 2003 no compensation has been paid or accrued to any officers or directors of the Corporation. An officer and director of the Company prepared initial corporate documents and forms related to the incorporation of the Company at no cost to the Company. The fair market value of the start-up and organizational services and costs were estimated to be $1,000 and have been treated as contributed capital in these financial statements.

                  On March 3, 2003 the Company entered into a license agreement with a company, whose President is also a director of the Company, to exclusively use, sell and distribute, all of their Hawaiian specialty coffee products. The Company agrees to pay a royalty of ten percent of net sales price for each licensed product sold.

                                             PACIFIC LAND AND COFFEE CORPORATION
                                                 [A Development Stage Company]
                                                 Notes to Financial Statements
                                                         March 31, 2003


Note 6                     Subsequent Events

                  Pursuant to an Agreement and Plan of Reorganization, dated May 20, 2003 the Company was acquired by Back Channel Investments, Inc. in exchange fo 7,000,000 shares of Back Channel Investments, Inc.'s Common Stock.