Form 10QSB/A
period 2003-12-31
PACIFIC LAND & COFFEE CORP
filed 2004-05-13
CIK 1092791

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB/A

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

Revenue Recognition The Company recognizes revenues in accordance with the Securities and Exchange Commission, Staff Accounting Bulletin (SAB) number 101, A, Revenue Recognition in Financial Statements. SAB 101 clarifies application of
U. S. generally accepted accounting principles to revenue transactions. To date, the Company has recognized limited revenue from sales of coffee to one customer and is still in the process of developing products. Revenue from sales of coffee, apparel, and accessories is recognized when the sale is complete. That is, the arrangements of the sale are documented, the product is delivered to the customer or retailer, the pricing becomes final and collectibility is reasonably assured. The Company records accounts receivable for sales which have been delivered but for which money has not been collected. The balance uncollected as of December 31, 2003 was $0. For customer purchases paid in advance, the Company records a liability until products are shipped. There was no outstanding unearned revenue from product sales as of December 31, 2003.

Inventory. Inventories are stated at the lower of cost or market, cost being determined on a first-in, first-out method. The Company has no inventory of as of December 31, 2003. To date, inventory has generally been shipped from the supplier directly to the customer.


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


                                             PACIFIC LAND AND COFFEE CORPORATION




Date:     May 12, 2004                                   By:/s/ Al Coscina
                                                                 --------------
                                                                   Al Coscina,
                                                                 Chief Financial
                                              Officer (chief financial officer
                                                and accounting officer and duly
                                                            authorized officer)

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