Form 10QSB
period 2003-06-30
PACIFIC LAND & COFFEE CORP
filed 2004-09-03
CIK 1092791

SECURITIES AND EXCHANGE COMMISSION

                                              WASHINGTON, D.C. 20549

                                                    FORM 10-QSB

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 2003

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from __________________ to __________________

         Commission File Number 0-30595
         CIK Number 0001092791

                                         PACIFIC   LAND  &  COFFEE   CORPORATION
                         (Exact Name of small business issuer as specified in its charter)

            Delaware                       33-0619256
            (State or other Jurisdiction of I.R.S. Employer Identification No.) Incorporation or Organization

                               1650 Ala Moana, Suite 57, Honolulu, Hawaii 96815
 (Address of Principal Executive Offices)                             (Zip Code)

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

                                           Yes    X           No

         Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common Stock, $.001 par value                                        10,000,000
----------------------------------                       ----------------------
Title of Class                                     Number of Shares outstanding
                                                                at June 30, 2003


Transitional Small Business Format   Yes           No    X___

No exhibits included.

                                       PACIFIC LAND AND COFFEE CORPORATION.
                                           (A Development Stage Company)

                                                  BALANCE SHEETS
                                                    (Unaudited)


                                                      ASSETS

                                                                              March 31,             June 30,
                                                                                2003                  2003

Cash in bank                                                              $          807        $     0
                                                                          --------------        -------

    Total Current Assets                                                             807                     0

    TOTAL ASSETS                                                           $         807          $          0
                                                                           =============          ============


                                       LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES                                                        $          --          $        657
                                                                           -------------          ------------

    TOTAL LIABILITIES                                                      $          --          $        657

STOCKHOLDERS' EQUITY
Preferred Stock, $.001 par value; 1,000,000 shares authorized; no shares issued and outstanding

Common Stock, $.001 par value; 20,000,000 shares
  Authorized, 7,000,000 and 10,000,000
  shares issued and outstanding                                                    7,000                10,000

Common stock issued at discount                                                  (4,998)               (6,798)

Accumulated deficit during the development stage                                 (1,195)               (3,859)
                                                                           -------------          ------------


    TOTAL STOCKHOLDERS' EQUITY                                                       807                   657
                                                                           -------------          ------------


TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                 $         807          $          0
                                                                           =============          ============










                     The  accompanying   notes  are  an  integral  part  of  the
financial statements.


                                        PACIFIC LAND AND COFFEE CORPORATION
                                           (A Development Stage Company)

                                             STATEMENTS OF OPERATIONS
                                                    (Unaudited)

                                                                                                CUMULATIVE
                                                                                              FROM INCEPTION
                                                                       FOR THE THREE        (FEBRUARY 14, 2003
                                                                       MONTHS ENDED                 TO
                                                                       JUNE 30, 2003           JUNE 30, 2003
                                                                  ----------------------  ------------------

REVENUES                                                                   $       --                $   --
                                                                            ----------                ------

OPERATING EXPENSES
   General and Administrative                                                    2,664                     3,859
                                                                  --------------------       -------------------

TOTAL OPERATING EXPENSES                                                         2,664                     3,859

NET (LOSS) BEFORE INCOME TAXES                                                 (2,664)                   (3,859)

PROVISION FOR INCOME TAXES                                                          --                        --

NET (LOSS)                                                                                   (2,664)               (3,859)

NET (LOSS) PER SHARE                                                               Nil                       Nil

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING                                                                                8,648,352             8,102,941
                                                                                      ================          ============
























                                 See accompanying Notes to Financial Statements.


                                        PACIFIC LAND AND COFFEE CORPORATION
                                           (A Development Stage Company)

                                             STATEMENTS OF CASH FLOWS
                                                    (Unaudited)


                                                                                                CUMULATIVE
                                                                                              FROM INCEPTION
                                                                       FOR THE THREE        (FEBRUARY 14, 2003
                                                                       MONTHS ENDED                 TO
                                                                       JUNE 30, 2003           JUNE 30, 2003
                                                                  ----------------------  ------------------

CASH FLOWS FROM OPERATING ACTIVITIES

  Net Loss                                                              $       (2,664)           $   (3,859)

  Contributed Capital - non-cash fair market
  Value of start-up and organizational
  Services and costs                                                                --                     1,000
  Increase in current liabilities                                                  657                       657
  Net cash flows from operating activities                                     (2,007)                   (2,202)
                                                                  --------------------       -------------------

CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds from sale of common stock                                                --                     1,002
  Contributed capital - cash                                                     1,200                     1,200

  Net cash flows from financing activities                                       1,200                     2,202
                                                                  --------------------                     -----

NET INCREASE (DECREASE) IN CASH                                                  (807)                         0

CASH BALANCE AT BEGINNING OF PERIOD                                                807                         0
                                                                  --------------------       -------------------

CASH BALANCE AT END OF PERIOD                                                        0                         0
                                                                  ====================       ===================

















                                 See accompanying Notes to Financial Statements.

                       PACIFIC LAND AND COFFEE CORPORATION
                          (A Development Stage Company)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  June 30, 2003


1.       Comments

NOTE 1  CONDENSED FINANCIAL STATEMENTS

     The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2003 and the results of operations and cash flows for the three months ended June 30, 2003 and for the periods then ended have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the company's March 31, 2003 audited financial statements. The results of operations for the three months ended June 30, 2003 are not necessarily indicative of the results of operations to be expected for the full fiscal year.


NOTE 2 - RELATED PARTY TRANSACTIONS

Accounts Payable - Related Party - The Company owed a total of $3,960 to an officer/shareholder for expenses paid on behalf of the company since inception. The officer/shareholder forgave this debt on May 20, 2003 in connection with the acquisition of Pacific Land and Coffee (Hawaii).

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


Item 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

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

                                          PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS  -  None

Item 2.  CHANGES IN SECURITIES - None

Item 3.  DEFAULTS UPON SENIOR SECURITIES - None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None

Item 5.  OTHER INFORMATION - None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         Exhibits--None

         Reports on Form 8-K--The Company filed an 8-K dated May 20, 2003 to report a change in control and the acquisition of Pacific Land and Coffee, a Hawaii corporation. The name of the Company has been changed to Pacific Land and Coffee Corporation as well.

                                                  SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                              PACIFIC LAND AND
                                                              COFFEE CORPORATION



Date:     August 18, 2004                                     By:/s/ Al Coscina
                                                                 --------------
                                                                   Al Coscina,
                                                        Chief Financial Officer
                                                      (chief financial officer
                                                    and accounting officer and
                                                        duly authorized officer)