Form 10KSB
period 2004-03-31
PACIFIC LAND & COFFEE CORP
filed 2004-09-03
CIK 1092791

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[x]     Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
 Act of 1934 [Fee Required]

For the fiscal year ended March 31, 2004

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

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, par value $.001
                                                             -------------------

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

           Check if there is no disclosure  of delinquent  filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

           State issuer's revenues for its most recent fiscal year: $35,924

           The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 31, 2004 was not determinable since the Common Stock was not traded.

           The number of shares outstanding of the issuer's classes of Common Stock as of March 31, 2004:

Common Stock, $.001 Par Value - 10,000,000 shares

Transitional Small Business Format     Yes [      ]   No [  X  ]

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

                                     PART I

Item 1.   DESCRIPTION OF BUSINESS

Background

         On May 20, 2003, Pacific Land and Coffee Corporation, formerly known as Back Channel Investments, Inc., a publicly reporting Delaware corporation formed in April 1994 solely to seek for and make an acquisition, entered into an acquisition agreement whereby it acquired all of the common stock of Pacific Land and Coffee Corporation, a Hawaii corporation formed on February 14, 2003. There were two officers, directors and shareholders of the Hawaii corporation. The acquisition was effected as a tax free share exchange, with the two shareholders of Pacific Land and Coffee Corporation (Hawaii) receiving 7,000,000 new shares of common stock and the existing shareholders of the Delaware parent retaining all of their 3,000,000 shares (after giving effect to a 3-for-1 forward stock split) of common stock, which were originally issued in April 1994 for total consideration of $1,015 ($.0003 per share). The stockholders of Pacific Land and Coffee Corporation (Hawaii) believed that the acquisition would enable their company to benefit from being part of a reporting company, that the combined entity would likely be able to become publicly trading, and that it would be better able to attract debt or equity financing for its business. No promoter or any other person was paid or compensated in connection with the acquisition. Jehu Hand, the founder and former President of Back Channel is currently Pacific Land's counsel and a principal stockholder. There was no particular value assigned to the shares of either company since neither had any appreciable assets or history of operations. The Hawaii corporation is a wholly-owned subsidiary and all operations are conducted by the Hawaii subsidiary. The Delaware corporation subsequently changed its name from Back Channel Investments, Inc. to Pacific Land and Coffee Corporation. Unless we state otherwise, all references to Pacific Land and Coffee refer to the combined entity.

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

         Pacific Land and Coffee's activities have been limited. We have only one customer to date, to whom the first orders were shipped in the quarter ended September, 2003. Our cumulative losses since inception to June 30, 2004 are $3,574. There can be no assurance that Pacific Land and Coffee will be able to market its coffee and coffee related products, achieve a significant level of sales or attain profitability, although Pacific Land and Coffee can continue to exist indefinitely at its current level of sales. If we do not increase our level of sales or common stock will not attain any value in any market that might develop, and investors will not be able to realize any value from their ownership of shares.

         We need funding to implement our business plan.

         Pacific Land and Coffee is in need of approximately $300,000 in funding to carry out its business plan for the next 12 months for marketing costs and general and administrative expenses. We have not identified any source for this required funding. If we do not receive funding we will not be able to market effectively to obtain new customers. If we do not obtain new customers, our sales will not increase. If our sales do not increase, our common stock will not attain any value in any market that might develop, and investors will not be able to realize any value from their ownership of shares.

The first $100,000 in funding will be used primarily for salaries.

         .If we receive less than all of the $300,000 in funding we require, most of the first $100,000 we receive will be used for salaries of sales associates or sales representatives, but not for management. The remainder of the first $100,000 will be used for other marketing expenses. As a result, we will be expending these amounts and not purchasing inventory which can be resold

         Pacific Land and Coffee has no long term or firm contracts with customers.

         We have only one customer, to whom we ship as purchase orders are received. This customer is under no contractual obligation to purchase our products. We do not have a firm contract with this or any other customer. Because of our lack of history of operations and limited sales, lack of sales in a short period of time would cause us to suspend operations.

         If our one customer decided to no longer purchase from us, or significantly reduced the quantity or frequency of orders, we would have no sales. In that event, if we are unable to obtain one or more new customers, we will not have any sales. If we do not have any sales we cannot continue operations.

         We don't have a website and do not plan to significantly utilize the internet for marketing.

         We plan to establish a website summer 2004 for informational purposes. We do not plan to market to retail customers, and it is management's belief that wholesale purchasers of specialty coffee green beans and coffee products do not at this time rely on the internet to locate supply. Therefore, in the event management's assessment of the role of internet marketing of wholesale specialty coffee green beans and coffee products is incorrect, or in the future wholesale purchasers begin to utilize the internet to locate supply, we will lose potential sales.

         We presently lack full time management, which might result in a conflict of interest.

         Until such time as we obtain $300,000 in funding, management is not devoting full time to Pacific Land and Coffee's business. As a result, management is conducting only limited marketing of our products, and we only have one customer. For so long as management is not full time, we cannot anticipate any significant increases in sales. In addition, because management is not receiving any salary, they are devoting most of their time to other business activities. Consequently, management may have a conflict of interest between their duties to Pacific Land and Coffee and their other business activities.

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

Industry Overview

          Almost 52% of adult-aged Americans drink some type of coffee and on average they drink 3.2 cups per day, according to the National Coffee
Association's 2002 study. The United States coffee market consists of three distinct product categories:

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

         Based on estimates supplied by the Specialty Coffee Association of America, sales of brewed, whole bean and ground specialty coffee totaled approximately $10.9 billion in 2002 as compared to $7.5 billion in 1999. Aiding this growth has been the increase in the number of specialty coffee retail outlets, which grew from 1,650 units in 1991 to over 15,500 in 2003, as reported by the Specialty Coffee Association of America.

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

         Private label coffee. From our leased roaster in Honolulu, Hawaii, we intend to roast, blend, package and distribute coffee under private labels for companies worldwide. Our private label coffee will be distributed in foil bags and brick packs in a variety of sizes. We intend to produce private label coffee for customers primarily hotels, restaurants, and retail stores who desire to sell coffee under their own name but do not want to engage in the manufacturing process. Sellers of private label coffee seek to achieve a similar quality at a lower cost to the national brands representing a better value for the consumer. We have received an order to produce private label roasted coffee to a Japanese customer, Jungle Coffee. We estimate the order value to be about $7,000 per month. The first orders were shipped in the quarter ended September 30, 2003 totaling about $12,000. We shipped $19,000 in orders in the quarter ended December 31, 2003 and $36,000 in the year ended March 31, 2004. For larger orders that require additional production capacity, we intend to arrange for subcontractors in strategic locations (but have not yet made any agreements) to produce product according to our specifications.

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

         From time to time, we might engage in the purchase and sale of coffee futures and option contracts to guard against the effects of fluctuations in the price of green coffee beans and to supplement our supply of coffee, if necessary. Management has no experience in the coffee futures business. We intend to use the services of John King, of Harold King Company, a licensed commodities broker specializing in coffee futures, but we have not entered into a contract with that firm to act for us.

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

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 2004.

                                     PART II


Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our common stock has never been traded. As of March 31, 2004, there were approximately 120 record holders of common stock.

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

Item 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

             We did not receive revenues from operations until the quarter ended September 30, 2003. Our initial product offered is a special roasted blend to one customer in Japan, commencing in September, 2003, and the brokerage of two green bean orders in the quarter ended December 31, 2003. With respect to coffee brokerage orders, we do not take ownership of the green beans, but only receive a commission on the sale. This contrasts with the sales of roasted blend, in which we purchase the materials and resell to the purchaser.

            Management's experience in the coffee industry is that as typical for coffee brokerage and small specialty coffee sales, we do not have long term sales contracts. We do not have any written contracts for the sale of our product. We produce and ship as purchase orders are received. We must wait for future purchase orders to make sales in the future. Because coffee prices are variable and demand can also be variable, we believe that selling under long term contracts would not be practicable in our industry. Our purchase orders are payable net 30 days, but currently we are receiving payment immediately on shipment. The sales in the quarter ended September 30, 2003 were about $12,000, and $19,700 in the quarter ended December 31, 2003, or approximately $36,000 for the year ended March, 2004.

         In the quarter ended June 30, 2004, our sales were $8,877, with gross margin of $1,186, or about 13%. Our general and administrative expenses primarily consisted of legal and professional fees related to our year end audit.

         Our plan of operation for calendar 2004 will depend on whether we obtain outside funding. If we do not receive outside funding, our plan of operations will be simple. Based entirely on our communications with our one customer, management believes, and has no reason to doubt, that we will continue to achieve the current level of sales (about $4,000 per month) without any significant marketing expenditures. However, we cannot be certain of any future sales. Management is confident that Pacific Land and Coffee can continue to enjoy at least its limited level of sales. Management will use its current business contacts to attempt to achieve additional sales. In particular, Mr. Coscina has 25 years experience in the coffee industry. We expect to obtain purchase orders with other purchasers in the fiscal year which ends March 31, 2005. There are no contingencies or conditions to the above sales other than our performance under purchase orders. We will not require any outside funding to accomplish these sales, nor will we need to make any capital expenditures or hire employees and expect that we will slowly obtain additional specialty coffee orders and green bean brokerage transactions. Business expenses will be advanced by the officers, who will accrue salaries until the receipt of significant revenues. It's very difficult for management to project our sales for fiscal 2005. Management is hopeful that sales will gradually increase but cannot guarantee sales will remain at current levels, sales will not decrease, nor that any increase will occur.

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

         Upon receipt of the full amount of the funding Pacific Land and Coffee will commence marketing primarily of our specialty coffee and green bean brokerage services. We will develop proprietary coffee blends from research and development funds. We believe we can develop several blends and attractive packaging with such amount. Marketing expenses will be comprised of printing of marketing materials and media costs, and salaries for sales representatives or sales associates. General and administrative costs include salaries estimated at an aggregate of $10,000 per month for 12 months, lease expense, telephone and travel expense. In the event we obtain such funding we believe that lead time will be 2-3 months from funding until the commencement of increased sales. With full funding we will be able to hire sales assistants and to undertake marketing via tradeshows and advertisements in industry publications. If we receive less than the full $300,000 we need, we will not be able to complete this plan in full. If we receive $100,000 in funding, most of this amount will be used for salaries of sales associates or sales representatives. The receipt of $200,000 will enable us to advertise, to utilize trade shows and conventions, to market as well as direct mail, but we will not be able to pay management salaries.

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

         Since we have not yet generated significant and consistent revenues, we are a development stage company as that term is defined in paragraphs 8 and 9 of SFAS No. 7. Our activities to date have been limited to seeking capital; seeking supply contracts and development of a business plan. Our auditors have included an explanatory paragraph in their report on our financial statements, relating to the uncertainty of our business as a going concern, due to our lack of operating history or current revenues, its nature as a start up business, management's limited experience and limited funds. We do not believe that conventional financing, such as bank loans, is available to us due to these factors. We have no bank line of credit available to us. Management believes that it will be able to raise the required funds for operations from one or more future offerings, in order to effect our business plan. Management has refrained from discussions regarding specific equity or debt offerings commencing on the filing of a pending Registration Statement. However, prior to such filing management found significant interest from individual investors in making investments in Pacific Land and Coffee provided that a listing on a public market was obtained. No terms have been discussed, and we cannot predict the price or terms of any offering nor the amount of dilution existing shareholders may experience as a result of such offering. We do not expect to sell shares in any proposed financing for less than $.01 per share.

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

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          David T. Thomson, PC. ("Thomson") resigned as independent auditor of the Registrant's Pacific Land and Coffee Corporation (Hawaii) subsidiary ("PLC Hawaii") on September 8, 2003. The report by Thomson on the financial statements of PLC Hawaii dated April 17, 2003, including a balance sheet as of March 31, 2004 and the statements of operations, cash flows and statement of stockholders' equity for the period inception (February 14, 2003) to March 31, 2004 did not contain an adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles. During the period covered by the financial statements through the date of resignation of the former accountant, there were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. Thomson was provided by the disclosure set forth above and provided the Registrant with a letter to the effect that it did not disagree with the above statements as far as they related to Thomson. A copy of Thomson's letter is filed as an exhibit to our Current Report on Form 8-K dated September 8, 2003.

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

         Dale G. Nielsen                    Chief Executive Officer and Director
         Alfred Coscina                     Chief Financial Officer, Secretary
and Director

         Dale G. Nielsen, 55, has been president of General Pacific, Inc., for more than the past five years.
General Pacific, Inc. consults on real estate, retailing and telecommunications.

         Alfred Coscina, 65, has been founder and president of Daga Restaurant Ware, Coscina Brothers Coffee Company and Kona Wave Coffee Company since 1978. Prior to 1973 he was owner of Boston Insulated Wire and Cable and Rockbestos Wire and Cable. He graduated with a degree in psychology from Alfred University and he attended graduate courses in pyschology at the University of Buffalo and the University of New Mexico.

Code of Ethics

          Pacific Land and Coffee has not adopted a code of ethics which applies to the chief executive officer, or principal financial ad accounting officer, because of our level of operations at this time.

Audit Committee Financial Expert

         Pacific Land and Coffee does not have an audit committee. The entire board of directors functions as the audit committee. Pacific Land and Coffee does not have a financial expert on its audit committee, because of the difficulty encountered by all small public companies in obtaining outside board members. We cannot predict when, if ever, we will be able to attract a person to the board of directors who is a financial expert.

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

                           Summary Compensation Table

                     ANNUAL COMPENSATION                                       LONG TERM COMPENSATION


    Name and                                                   Other Annual          Awards     Payouts         All
    Principal Position              Year         Salary                 Bonus                   Compensation
Other
                                                                              RestrictedSecurities           LTIP
Compensation
                                                                              Stock   Underlying Payouts ($)
                                                                              Awards ($)Options SARs(#)

 Dale G. Nielsen           2004     $      0          0             0              0        0           0         0
 CEO                       2003           0          0             0              0        0           0
                           2002            0          0             0              0        0           0         0

Alfred Coscina             2004     $      0          0             0              0        0           0         0
 CFO                       2003           0          0             0              0        0           0
                           2002            0          0             0              0        0           0         0





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

Item 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information relating to the beneficial ownership of Company common stock as of March 31, 2004 by (i) each person known by Pacific Land and Coffee to be the beneficial owner of more than 5% of the outstanding shares of common stock and (ii) each of Pacific Land and Coffee's directors and executive officers. Unless otherwise noted below, Pacific Land and Coffee believes that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. For purposes hereof, a person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof upon the exercise of warrants or options or the conversion of convertible securities. Each beneficial owner's percentage ownership is determined by assuming that any warrants, options or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days from the date hereof, have been exercised.


    Name and Address                           Common Stock                Percentage


Dale G. Nielsen(1)                               4,662,000                    46.6%

Alfred Coscina(1)                                2,338,000                    23.4

Jehu Hand(2)                                     2,400,000                     24%
24351 Pasto Road, Suite B
Dana Point, California 92629
All officers and directors
  as a group (2 persons)                         7,000,000                     70%

(1)      The address of this person is c/o the Company.
(2) Includes 2,400,000 shares held by Ecco Petroleum Family Limited Partnership which Mr. Hand controls and of which the beneficial owner is a family irrevocable trust for the benefit of his children.

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Back Channel Investments, Inc. was organized as a Delaware corporation on April 21, 1994 to seek out an advantageous  acquisition.  On May 20, 2003, Back Channel  Investments,  Inc.
 acquired all of the capital stock of
Pacific Land and Coffee Corporation, a Hawaii corporation, in exchange for 7,000,000 shares of newly issued common stock of Back Channel Investments, Inc.. Prior to the exchange
 Back  Channel  Investments,  Inc.  had
3,000,000  shares  outstanding  (after giving effect to a three-for-one forward stock split). As a result, there are 10,000,000 shares outstanding. Back Channel Investments, Inc. has subsequently  changed its name to Pacific
Land &  Coffee  Corporation,  the same  name as its  Hawaii  subsidiary.
 References  to  Pacific  Land and  Coffee
Corporation in this report are to the combined entity unless otherwise noted. Prior to the exchange, Back
Channel  Investments,  Inc. and Pacific Land and Coffee Corporation had no
 affiliation or prior relationship. The terms of the share exchange were negotiated at arm's length.

            We sublease a roaster facility in Hawaii from a limited liability company owned by Alfred Coscina, an officer and director. Through March 31, 2004 no usage had occurred under this lease.

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

        (b)                Reports on Form 8-K.- None

Item 14. Controls and Procedures.

  Not Applicable

Item 15. Principal Accountant Fees and Services.

Audit Fees

Our principal accountants, Mantyla, McReynolds LLC, billed us $3,257 and $1,724 for audit fees and review of quarterly filings in the fiscal years ended March 31, 2004 and 2003, respectively.

Less than 50% of the hours expended by our auditors on the audit for the year ended March 31, 2004 were performed by persons' other than Mantyla McReynolds, LLC's permanent full time employees.

There were $0, $0 and $0, respectively paid in audit related fees, tax fees and all other fees to Mantyla McReynolds during the year ended March 31, 2004.

Audit Committees pre-approval policies and procedures.

We do not have an audit committee. Our engagement of Mantyla McReynolds LLC was approved by the Board of Directors. No services described in Item 9(e)(2) through 9(e)(4) of Schedule 14A were performed by our auditors.



                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 29, 2004.


                                            PACIFIC LAND AND COFFEE CORPORATION


                                                     By:    /s/ Dale G. Nielsen
                                                              Dale G. Nielsen
                                                         Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on August 29, 2004.

By:     /s/ Dale G. Nielsen                Chief Executive Officer and Director
        Dale G. Nielsen                       (principal executive officer)


By:     /s/ Alfred Coscina               Chief Financial  Officer and Director
        Alfred Coscina              (principal financial and accounting officer)




                                        PACIFIC LAND AND COFFEE CORPORATION
                                           [A Development Stage Company]


                                                 TABLE OF CONTENTS






                                                                                                                             Page

Independent Auditors' Report                                                                                                 1

Balance Sheet -- March 31, 2004                                                                                              2

Statements of Operations for the periods ended March 31, 2004 and 2003 and for the                                           3
period from Inception [February 14, 2003] through March 31, 2004

Statement of Stockholders' Equity  for the period from Inception [February 14,
2003] through March 31, 2004                                                                                                 4

Statements of Cash Flows for periods ended March 31, 2004 and March 31, 2003
and for the period from Inception [February 14, 2003] through March 31, 2004                                                 5

Notes to Financial Statements                                                                                                6 - 9



                       Report of Independent Registered Public Accounting Firm


The Board of Directors and Shareholders
Pacific Land and Coffee Corporation [a development stage company]:


We have audited the accompanying balance sheet of Pacific Land and Coffee Corporation [a development stage company] as of March 31, 2004, and the related statements of operations, stockholders' equity, and cash flows for the periods ended March 31, 2004 and 2003 and for the period from inception [February 14, 2003] through March 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pacific Land and Coffee Corporation [a development stage company] as of March 31, 2004, and the results of its operations and cash flows for the periods ended March 31, 2004 and 2003 and for the period from inception [February 14, 2003] to March 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Pacific Land and Coffee Corporation will continue as a going concern. As discussed in
Note 2 to the financial statements, the Company has limited operating capital with revenue from operations. Realization of a major portion of the assets is dependent upon the Company's ability to meet its future financing requirements, and the success of future operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.


Mantyla McReynolds
Salt Lake City, Utah
June 18, 2004



                                          PACIFIC LAND AND COFFEE COMPANY
                                           [A Development Stage Company]
                                                   Balance Sheet
                                                  March 31, 2004





                                                      ASSETS


Current Assets:
    Cash in bank                                                                                $                  1,609
                                                                                                   ---------------------
      Total Current Assets                                                                                        1,609
                                                                                                   ---------------------
                             Total Assets                                                       $                  1,609
                                                                                                   =====================

                                       LIABILITIES AND STOCKHOLDERS' EQUITY


Liabilities:
  Current Liabilities:
  Accounts payable                                                                              $                      0
                                                                                                   ---------------------
      Total Current Liabilities                                                                                       0
           Total Liabilities                                                                                           0


Stockholders' Equity:
  Preferred Stock - 1,000,000 shares  authorized having a par value of $.001 per share, 1,000,000 shares issued
and     no shares outstanding                                                                                         0
  Common Stock -- 20,000,000 shares authorized having a
   par value of $.001 per share; 10,000,000 shares issued
   and outstanding - Note 3                                                                                      10,000
  Additional Paid-in Capital                                                                                     (6,020)
                                                                                                                 =======
  Deficit accumulated during the development stage                                                               (2,371)
                                                                                                   ---------------------
                      Total Stockholders' Equity                                                                  1,609
                                                                                                   ---------------------
              Total Liabilities and Stockholders' Equity                                        $                 1,609
                                                                                                   =====================







                                  See accompanying notes to financial statements




                                                 PACIFIC LAND AND COFFEE CORPORATION
                                                   [A Development Stage Company]
                                                      Statements of Operations
                                           For the periods  ended March 31, 2004
                            and 2003 and for the periodfrom  Inception [February
                            14, 2003] through March 31, 2004




                                                                                        Twelve                Two       February 14,
                                                                                        Months              Months      2003 through
                                                                                       March 31,           March 31,       March 31,
                                                                                         2004                2003              2004
Revenues                                                                          $           35,924  $               0      35,924

Cost of Sales
  Cost of Goods Sold                                                                           31,465                 0      31,465
                                                                                  ------------------- ----------------- ----------
  Gross Profit                                                                                  4,459                 0       4,459

General & Administrative Expenses                                                               5,635              1,195      6,830
                                                                                  ------------------- ------------------------------

                      Operating Loss                                                           (1,176)            (1,195)     2,371)

                                                                                  ------------------- ------------------------------
               Net Loss Before Income Taxes                                                    (1,176)            (1,195)    (2,371)

Provision for Income Taxes                                                                          0                  0           0
                                                                                  ------------------- ------------------------------

Net Loss                                                                          $            (1,176) $          (1,195) $  (2,371)
                                                                                  =================== ==============================


Loss Per Share                                                                    $            (0.01) $            (0.01)     (0.01)
                                                                                  =================== =================== ==========

Weighted Average Shares Outstanding-Note 1                                          10,000,000          10,000,000        10,000,000
                                                                                  =================== =================== ==========



                                 See accompanying notes to financial statements



                                                PACIFIC LAND AND COFFEE CORPORATION
                                                   [A Development Stage Company]
                                                 Statement of Stockholders' Equity
                                         For the periods ended March 31, 2004 and 2003 and
                                      from Inception [February 14, 2003] through March 31, 2004




                                                                           Additional                                     Net
                                      Common              Common             Paid-in             Accumulated         Stockholders'
                                      Shares               Stock             Capital               Deficit              Equity
                                  --------------      --------------     ---------------      ----------------     ----------------
Balance, February 14, 2003                     0      $            0     $             0      $             0      $             0
Shares issued to initial
stockholders for cash at
inception at approximately $1.00
per share                                  1,000                   0               1,002                                      1,002
Contributed Capital-Corporate
organization and start-up costs,
at inception, services and costs
at estimated fair market value                                                     1,000                                      1,000
Net loss from February 14, 2003
(inception) to March 31, 2003
                                                                                                       (1,195)              (1,195)
                                  --------------      --------------     ---------------      ----------------     ----------------
Balance, March 31, 2003                    1,000      $            0     $        2,002                (1,195)                  807
Change in outstanding shares
from a recapitalization of the
Company.                               9,999,000      $       10,000     $      (10,000)                                          0
Cash contributed for working
capital                                                                            1,978                                      1,978
Net loss for year ended  March
31, 2004                                                                                               (1,176)              (1,176)
                                  --------------      --------------     ---------------      ----------------     ----------------

Balance, March 31, 2004               10,000,000      $       10,000     $       (6,020)      $        (2,371)     $         1,609
                                                                        -       -------

                                  ==============      ==============     ===============      ================     ================












                                See accompanying notes to financial statements




                                                 PACIFIC LAND AND COFFEE CORPORATION
                                                   [A Development Stage Company]
                                                      Statements of Cash Flows
                                         For the periods ended March 31, 2004 and 2003 and
                                      from Inception [February 14, 2003] through March 31, 2004




                                                                                         Twelve             Two           February
                                                                                          Months           Months          14, 2003
                                                                                           ended            ended           Through
                                                                                        March 31,        March 31,        March 31,
                                                                                          2004             2003             2003

Cash Flows from Operating Activities
Net Loss                                                                           $       (1,176)  $       (1,195)  $      (2,371)
Adjustments to reconcile net loss to net cash provided by
operating activities:
    Contributed Capital-noncash fair market value of
    start-up and organization services and costs                                               0            1,000            1,000
                                                                                  ---------------  ---------------  ---------------
             Net Cash Used for Operating Activities                                       (1,176)            (195)          (1,371)

Cash Flow from Financing Activities:
 Proceeds from the sale of stock/contributed cash                                          1,978            1,002            2,980
                                                                                  ---------------  ---------------  ---------------
             Net Cash provided by Financing activities                                     1,978            1,002            1,609

                      Net Increase in Cash                                                   802              807            1,609

Beginning Cash Balance                                                                       807                0                0
                                                                                  ---------------  ---------------  ---------------

Ending Cash Balance                                                               $        1,609   $          807   $        1,609
                                                                                  ===============  ===============  ===============

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the year for interest                                           $            0   $            0   $           0
  Cash paid during the year for income taxes                                       $            0   $            0   $           0

















                                 See accompanying notes to financial statements

                                             PACIFIC LAND AND COFFEE CORPORATION
                                                   [A Development Stage Company]
                                                   Notes to Financial Statements
                                                           March 31, 2004

Note 1               Organization and Summary of Significant Accounting Policies
                     -----------------------------------------------------------

                  (a) Organization

                  Pacific Land and Coffee Corporation (the Company) was organized under the laws of the State of Hawaii on February 14, 2003 and has elected a fiscal year end of March 31st. The Company was organized for the purpose of the research and development of tropical plantation plants, to own and sell real and personal property and to sell products. Currently selling coffee and/or coffee related products.

                  On May 20, 2003, the Company combined with Back Channel Investments, Inc., in a reverse merge pursuant to an Agreement and Plan of Reorganization. Back Channel acquired all the outstanding shares of common stock of the Company in exchange for 7,000,000 shares of Back Channel's common stock. The surviving entity is Pacific Land and Coffee Corporation. Upon completion of the agreement, the combined Company essentially re-capitalized to have 10,000,000 shares outstanding. No change in net book value or goodwill was recognized. The pre-merger financial statements of Pacific Land and Coffee are now the historical financial statements of the Combined Company.

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

                  (d) Cash and Cash Equivalents

                  For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. During the period ending March 31, 2004 the Company did not have non-cash investing or financing activities.

                                             Pacific Land and Coffee Corporation
                                                  [A Development Stage Company]
                                                  Notes to Financial Statements
                                                         March 31, 2004

Note 1    Organization and Summary of Significant Accounting Policies[continued]
                    -----------------------------------------------------------

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

                  (f) Revenue Recognition

                  The Company recognizes revenues in accordance with the Securities and Exchange Commission, Staff Accounting Bulletin
                  (SAB) number 101, "Revenue Recognition in Financial Statements." SAB 101 clarifies application of U. S. generally accepted accounting principles to revenue transactions.

                  To date, the Company has recognized revenue primarily from sales to one customer. Revenue on coffee and accessory sales is recognized as products are delivered to the customer or retailer. That is, the arrangements of the sale are documented, the product is delivered to the customer or the retailer, the pricing becomes final, and collectibility is reasonably assured. The Company records accounts receivable for sales which have been delivered but for which money has not been collected. The balance uncollected as of March 31, 2004 was $0. For customer purchases paid in advance, the Company records a liability until products are shipped. There was no outstanding unearned revenue from product sales as of March 31, 2004.

                  (g) Inventory

                  Inventories are stated at the lower of cost or market, cost being determined on a first-in, first-out method. The Company has no inventory as of March 31, 2004. To date, inventory has been shipped from the supplier directly to the customer.


Note 2                     Going Concern

                  The Company has limited operating capital with limited revenue from operations. Realization of a major portion of the assets is dependent upon the Company's ability to meet its future financing requirements, and the success of future operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

                                           PACIFIC LAND AND COFFEE CORPORATION
                                                  [A Development Stage Company]
                                       Notes to Financial Statements [continued]
                                                         March 31, 2004

Note 3                     Common Stock

                  The Company at inception issued 1,000 shares of common stock to two initial stockholders at approximately $1.00 per share for a total amount of $1,002.

                  On May 20, 2003, the Company combined with Back Channel Investments, Inc., in a reverse merge pursuant to an Agreement and Plan of Reorganization. Bank Channel acquired all of the outstanding shares of common stock of the Company in exchange for 7,000,000 shares of Back Channel's common stock. Prior to the combination, Back Channel had 1,000,000 shares of common stock outstanding which were forward split on the basis of three for one. The surviving entity is Pacific Land and Coffee Corporation. Upon completion of the agreement, the combined Company essentially re-capitalized to have 10,000,000 shares outstanding.

                  The company is in the process of filing a registration statement with the Securities and Exchange Commission on Form SB-2. The offering includes 3,000,000 shares of common stock of Pacific Land & Coffee Corporation, which are offered by the selling stockholders. The expenses of the offering shall be paid by Pacific Land and Coffee. Pacific Land and Coffee will not receive any proceeds from the sale of the selling stockholders. Certain of the selling stockholders which were promoters or affiliates of Pacific Land and Coffee are deemed underwriters.


Note 4                     Income Taxes

                  Below is a summary of deferred tax asset calculations on net operating loss carry forward amounts. Loss carry forward amounts expire in 2024. Currently there is no reasonable assurance that the Company will be able to take advantage of a deferred tax asset, thus, an offsetting allowance has been established for the deferred asset.

                                             NOL
Description                                Balance              Tax                 Rate
----------------------------------      -------------     ---------------    ------------------
   Federal Income Tax                          $2,371                $356           15%
   Valuation allowance                                              (356)
                                                          ---------------
Deferred tax asset 3/31/04                                             $0
                                                          ===============

                The allowance has increased $177 from $179 as of March 31, 2003

                                             PACIFIC LAND AND COFFEE CORPORATION
                                                  [A Development Stage Company]
                                       Notes to Financial Statements [continued]
                                                         March 31, 2004


Note 5                     Related Party Transactions

                  An officer of the Company is providing a mailing address to the Company without charge. This service has been determined by the Company to have only nominal value. As of March 31, 2004 no compensation has been paid or accrued to any officers or directors of the Corporation.

                  An officer and director of the Company prepared initial corporate documents and forms related to the incorporation of the Company at no cost to the Company. The fair market value of the start-up and organizational services and costs were estimated to be $1,000. During the fiscal year, two officers and shareholders of the Company contributed a $1,978 for expenses of the Company These contributions have been treated as paid-in capital in these financial statements.

                  On March 3, 2003 the Company entered into a license agreement with a company, whose President is also a director of the Company, to exclusively use, sell and distribute, all of their Hawaiian specialty coffee products. The Company agrees to pay a royalty of ten percent of net sales price for each licensed product sold.