Form 10QSB
period 2004-06-30
PACIFIC LAND & COFFEE CORP
filed 2004-09-03
CIK 1092791

SECURITIES AND EXCHANGE COMMISSION

                                              WASHINGTON, D.C. 20549

                                                    FORM 10-QSB

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 ACT OF 1934
         For the quarterly period ended June 30, 2004

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

                                                Yes  X      No

         Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common Stock, $.001 par value                                        10,000,000
--------------------------------                              ----------------
Title of Class                                      Number of Shares outstanding
                                                               at June 30, 2004


Transitional Small Business Format  Yes      No  X___

No exhibits included.


                                       PACIFIC LAND AND COFFEE CORPORATION.
                                           (A Development Stage Company)

                                                  BALANCE SHEETS
                                                    (Unaudited)


                                                      ASSETS

                                                                              March 31,             June 30,
                                                                                2004                  2004

Cash in bank                                                            $          1,609      $     406
                                                                        ----------------      ---------

    Total Current Assets                                                           1,609                   406

    TOTAL ASSETS                                                           $       1,609          $        406
                                                                           =============          ============


                                       LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES                                                        $          --          $         --
                                                                           -------------          ------------

    TOTAL LIABILITIES                                                      $          --          $         --

STOCKHOLDERS' EQUITY
Preferred Stock, $.001 par value; 1,000,000 shares authorized; no shares issued and outstanding

Common Stock, $.001 par value; 20,000,000 shares
 Authorized, 10,000,000
 shares issued and outstanding                                                    10,000                10,000

Common stock issued at discount                                                  (6,020)               (6,020)

Accumulated deficit during the development stage                                 (2,371)               (3,574)
                                                                           -------------          ------------


    TOTAL STOCKHOLDERS' EQUITY                                                     1,609                   406
                                                                           -------------          ------------


TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                 $       1,609          $        406
                                                                           =============          ============










                     The  accompanying   notes  are  an  integral  part  of  the
financial statements.


                                        PACIFIC LAND AND COFFEE CORPORATION
                                           (A Development Stage Company)

                                             STATEMENTS OF OPERATIONS
                                                    (Unaudited)

                                                                                                CUMULATIVE
                                                                                              FROM INCEPTION
                                              FOR THE THREE            FOR THE THREE        (FEBRUARY 14, 2003
                                              MONTHS ENDED             MONTHS ENDED                 TO
                                              JUNE 30, 2004            JUNE 30, 2003           JUNE 30, 2004

REVENUES                                  $             8,877     $                 --       $            44,801
                                                                  --------------------       -------------------
COST OF GOODS SOLD                                      7,691                                             39,156
                                          -------------------     --------------------       -------------------

GROSS PROFIT                                            1,186                                              5,645
OPERATING EXPENSES
  General and Administrative                            2,389                    1,986                     9,219
                                                                  --------------------       -------------------

TOTAL OPERATING EXPENSES                                2,389                    1,986                     9,219

NET (LOSS) BEFORE INCOME TAXES                        (1,203)                  (1,986)                   (3,574)

PROVISION FOR INCOME TAXES                                 --                       --                        --

NET (LOSS)                                                        (1,203)                    (1,986)               (3,574)

NET (LOSS) PER SHARE                                      Nil                      Nil                       Nil

WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING                                                         10,000,000              8,648,352             8,102,941
                                                                  =============       ================          ============



















                                 See accompanying Notes to Financial Statements.



                                        PACIFIC LAND AND COFFEE CORPORATION
                                           (A Development Stage Company)

                                             STATEMENTS OF CASH FLOWS
                                                    (Unaudited)


                                                                                                CUMULATIVE
                                                                                              FROM INCEPTION
                                              FOR THE THREE            FOR THE THREE        (FEBRUARY 14, 2003
                                              MONTHS ENDED             MONTHS ENDED                 TO
                                              JUNE 30, 2004            JUNE 30, 2003           JUNE 30, 2004

CASH FLOWS FROM OPERATING ACTIVITIES

 Net Loss                                   $         (1,203)     $            (1,986)       $           (3,574)

 Contributed Capital - non-cash fair market
 Value of start-up and organizational
 Services and costs                                                                 --                     1,000

Net cash flows from operating
    activities                              $         (1,203)                  (1,986)                   (2,574)
                                                                  --------------------       -------------------

CASH FLOWS FROM FINANCING ACTIVITIES

 Proceeds from sale of common stock/
   contributed cash                                                              1,200                     2,980

 Net cash flows from financing
    activities                              ___________                             --                        --
                                                                  --------------------       -------------------

NET INCREASE (DECREASE) IN CASH             $         (1,203)                    (786)                       406

CASH BALANCE AT BEGINNING OF PERIOD         $           1,609                      807                         0
                                            -----------------     --------------------       -------------------

CASH BALANCE AT END OF PERIOD               $             406                       21                       406
                                            =================     ====================       ===================

Supplemental Disclosure of Cash Flow Information:
Cash paid during the three months for interest                    $                  0       $               0
Cash paid during the three months for income taxes                $                  0       $               0








                                 See accompanying Notes to Financial Statements.

                       PACIFIC LAND AND COFFEE CORPORATION
                          (A Development Stage Company)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  June 30, 2004


1.       Comments

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

     The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2004 and the results of operations and cash flows for the three months ended June 30, 2004 and 2003 and for the periods then ended have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the company's March 31, 2004 audited financial statements. The results of operations for the three months ended June 30, 2004 are not necessarily indicative of the results of operations to be expected for the full fiscal year.


NOTE 2 - GOING CONCERN

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

     Our plan of operation for the remainder of calendar 2004 will depend on whether we obtain outside funding. If we do not receive outside funding, our plan of operations will be simple. Based entirely on our communications with our one customer, management believes, and has no reason to doubt, that we will continue to achieve the current level of sales (about $4,000 per month) without any significant marketing expenditures. However, we cannot be certain of any future sales. Management is confident that Pacific Land and Coffee can continue to enjoy at least its limited level of sales. Management will use its current business contacts to attempt to achieve additional sales. In particular, Mr. Coscina has 25 years experience in the coffee industry. We expect to obtain purchase orders with other purchasers in the fiscal year which ends March 31, 2005. There are no contingencies or conditions to the above sales other than our performance under purchase orders. We will not require any outside funding to accomplish these sales, nor will we need to make any capital expenditures or hire employees and expect that we will slowly obtain additional specialty coffee orders and green bean brokerage transactions. Business expenses will be advanced by the officers, who will accrue salaries until the receipt of significant revenues. It's very difficult for management to project our sales for fiscal 2005. Management is hopeful that sales will gradually increase but cannot guarantee sales will remain at current levels, sales will not decrease, nor that any increase will occur.


     We hope to be able to expand our operations if we can receive significant outside funding. We will not receive any proceeds from the sale of shares in this offering. We are seeking $300,000 in funding for 12 months of our business plan as follows:

         Marketing                          $100,000
         General and Administration         $180,000
         Research and Development           $ 20,000


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


     Information included in this report includes forward looking statements, which can be identified by the use of forward-looking terminology such as may, expect, anticipate, believe, estimate, or continue, or the negative thereof or other variations thereon or comparable terminology. The statements in "Risk Factors" and other statements and disclaimers in our annual report on Form 10-KSB constitute cautionary statements identifying important factors, including risks and uncertainties, relating to the forward-looking statements that could cause actual results to differ materially from those reflected in the forward-looking statements.


     Since we have not yet generated significant and consistent revenues, we are a development stage company as that term is defined in paragraphs 8 and 9 of SFAS No. 7. Our activities to date have been limited to seeking capital; seeking supply contracts and development of a business plan. Our auditors have included an explanatory paragraph in their report on our financial statements, relating to the uncertainty of our business as a going concern, due to our lack of operating history or current revenues, its nature as a start up business, management's limited experience and limited funds. We do not believe that conventional financing, such as bank loans, is available to us due to these factors. We have no bank line of credit available to us. Management believes that it will be able to raise the required funds for operations from one or more future offerings, in order to effect our business plan. Management has refrained from discussions regarding specific equity or debt offerings commencing on the filing of our Registration Statement on Form SB-2. However, prior to such filing management found significant interest from individual investors in making investments in Pacific Land and Coffee provided that a listing on a public market was obtained. No terms have been discussed, and we cannot predict the price or terms of any offering nor the amount of dilution existing shareholders may experience as a result of such offering. We do not expect to sell shares in any proposed financing for less than $.01 per share.


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

Item 3.  DEFAULTS UPON SENIOR SECURITIES - None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None

Item 5.  OTHER INFORMATION - None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

                      Exhibits
                      31. Certifications, Dale Nielsen and Alfred Coscina, CEO and CFO respectively.
32. Certification pursuant to 18 U.S.C. Section 1350 of Dale Nielsen and Alfred Coscina


         Reports on Form 8-K--None.

                                                  SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                              PACIFIC LAND AND
                                                              COFFEE CORPORATION



Date:     August 18, 2004                                  By:/s/ Alfred Coscina
                                                              ------------------
                                                                Alfred Coscina,
                                                        Chief Financial Officer
                                                       (chief financial officer
                                                     and accounting officer and
                                                       duly authorized officer)