Form 10KSB/A
period 2003-03-31
PACIFIC LAND & COFFEE CORP
filed 2004-09-09
CIK 1092791

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB/A


[x]     Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
 Act of 1934 [Fee Required]

For the fiscal year ended March 31, 2003

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