Form 10KSB/A
period 2004-03-31
PACIFIC LAND & COFFEE CORP
filed 2004-10-14
CIK 1092791

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


         Pacific Land and Coffee's activities have been limited. We have only one customer to date, to whom the first orders were shipped in the quarter ended September, 2003. Our cumulative losses since inception to June 30, 2004 are $3,574. There can be no assurance that Pacific Land and Coffee will be able to market its coffee and coffee related products, achieve a significant level of sales or attain profitability, although Pacific Land and Coffee can continue to exist indefinitely at its current level of sales. If we do not increase our level of sales or common stock will not attain any value in any market that might develop, and investors will not be able to realize any value from their ownership of shares. Likewise, in the event we lose our current customer and do not obtain any other customer, we will cease business operations. We have not formulated any contingency plans to take effect in the event our business operations cease, and if our operations cease investors will likewise not realize any value from their ownership of shares.



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


          In the event we lose our current customer and do not obtain any other customer, we will cease business operations. We have not formulated any contingency plans to take effect in the event our business operations cease.






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

Item 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


          We did not receive revenues from operations until the quarter ended September 30, 2003. Our initial product offered is a special roasted blend to one customer in Japan, commencing in September, 2003. We also intend to engage in the brokerage of green coffee beans, but have not yet brokered any beans. We have no arrangements, contracts or understandings with any person with respect to green bean coffee bean brokerage. With respect to coffee brokerage orders, we do not take ownership of the green beans, but only receive a commission on the sale. This contrasts with the sales of roasted blend, in which we purchase the materials and resell to the purchaser.


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


         Our plan of operation for calendar 2004 will depend on whether we obtain outside funding. If we do not receive outside funding, our plan of operations will be simple. Based entirely on our communications with our one customer, management believes, and has no reason to doubt, that we will continue to achieve the current level of sales (about $4,000 per month) without any significant marketing expenditures. However, we cannot be certain of any future sales. Management is confident that Pacific Land and Coffee can continue to enjoy at least its limited level of sales, but this belief is solely based on management's communications with our one customer. Management will use its current business contacts to attempt to achieve additional sales. In particular, Mr. Coscina has 25 years experience in the coffee industry. We hope to obtain purchase orders with other purchasers in the fiscal year which ends March 31, 2005, based on Management's discussions with numerous potential purchasers. There are no contingencies or conditions to the above sales other than our performance under purchase orders. We will not require any outside funding to accomplish these sales, nor will we need to make any capital expenditures or hire employees and expect that we will slowly obtain additional specialty coffee orders and green bean brokerage transactions. Business expenses will be advanced by the officers, who will accrue salaries until the receipt of significant revenues. It's very difficult for management to project our sales for fiscal 2005. Management, based on the above mentioned discussions with potential customers, is hopeful that sales will gradually increase but cannot guarantee sales will remain at current levels, sales will not decrease, nor that any increase will occur. In the event we lose our current customer and do not obtain any other customer, we will cease business operations. We have not formulated any contingency plans to take effect in the event our business operations cease.



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


         In our business of green bean brokerage, we will not ourselves purchase any green beans or hold inventory. As brokers, we will be engaged by either the supplier who has green beans that it wishes to sell or by a purchaser who wishes to purchase beans. Brokers often advise in matters peripheral to the actual sales transaction such as shipping arrangements. Broker revenues consist of the spread between the net proceeds to the supplier and the amount paid by the purchaser.


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



                                   SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on October 14, 2004.



                                            PACIFIC LAND AND COFFEE CORPORATION


                                                     By:    /s/ Dale G. Nielsen
                                                              Dale G. Nielsen
                                                         Chief Executive Officer


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on October 14, 2004.


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

                  (f) Revenue Recognition

         The Company recognizes revenues in accordance with the Securities and Exchange Commission, Staff Accounting Bulletin (SAB) number 104,
         "Revenue Recognition in Financial Statements." SAB 104 clarifies application of U. S. generally accepted accounting principles to revenue transactions.

         To date, the Company has recognized revenue primarily from sales to one customer. Revenue on coffee and accessory sales is recognized as products are delivered to the customer or retailer. That is, the arrangements of the sale are documented, the product is delivered to the customer or the retailer, the pricing becomes final, and collectibility is reasonably assured. The Company may also recognize revenue from brokered coffee sales. This revenue is recognized when the transaction is complete and based on the contract. Brokered coffee sales shall be recorded as the net commission recognizable to the Company. To date, no brokered revenue has been recognized.

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