Form 10KSB/A
period 2004-03-31
PACIFIC LAND & COFFEE CORP
filed 2004-11-04
CIK 1092791

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

There were $2,619, $0 and $0, respectively paid in audit related fees, tax fees and all other fees to Mantyla McReynolds during the year ended March 31, 2004.

Audit Committees pre-approval policies and procedures.

We do not have an audit committee. Our engagement of Mantyla McReynolds LLC was approved by the Board of Directors. No services described in Item 9(e)(2) through 9(e)(4) of Schedule 14A were performed by our auditors.



                                   SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 4, 2004.



                                            PACIFIC LAND AND COFFEE CORPORATION


                                                     By:    /s/ Dale G. Nielsen
                                                              Dale G. Nielsen
                                                         Chief Executive Officer


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on November 4, 2004.


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