Form 10QSB
period 2004-09-30
PACIFIC LAND & COFFEE CORP
filed 2004-11-15
CIK 1092791

SECURITIES AND EXCHANGE COMMISSION

                                              WASHINGTON, D.C. 20549

                                                    FORM 10-QSB

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 ACT OF 1934
         For the quarterly period ended September 30, 2004

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

                                                Yes  X      No

         Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common Stock, $.001 par value                                        10,000,000
--------------------------------                             ----------------
Title of Class                                   Number of Shares outstanding
                                                         at September 30, 2004


Transitional Small Business Format  Yes      No  X___


                                       PACIFIC LAND AND COFFEE CORPORATION.
                                           (A Development Stage Company)

                                                  BALANCE SHEETS
                                                    (Unaudited)


                                                      ASSETS

                                                                              March 31,           September 30,
                                                                                2004                  2004

Cash in bank                                                              $        1,609      $          1,057
                                                                             ----------------      -----------

    Total Current Assets                                                           1,609                 1,057

    TOTAL ASSETS                                                           $       1,609          $      1,057
                                                                           =============          ============


                                       LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES                                                        $          --          $         --
                                                                           -------------          ------------

    TOTAL LIABILITIES                                                      $          --          $         --

STOCKHOLDERS' EQUITY
Preferred Stock, $.001 par value; 1,000,000 shares authorized; no shares issued and outstanding

Common Stock, $.001 par value; 20,000,000 shares
 Authorized, 10,000,000
 shares issued and outstanding                                                    10,000                10,000

Additional paid-in capital                                                       (6,020)               (6,020)

Accumulated deficit during the development stage                                 (2,371)               (2,923)
                                                                           -------------          ------------


    TOTAL STOCKHOLDERS' EQUITY                                                     1,609                 1,057
                                                                           -------------          ------------


TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                 $       1,609          $      1,057
                                                                           =============          ============










                     The  accompanying   notes  are  an  integral  part  of  the
financial statements.



                                        PACIFIC LAND AND COFFEE CORPORATION
                                           (A Development Stage Company)

                                             STATEMENTS OF OPERATIONS
                                                    (Unaudited)



                                                                                                              CUMULATIVE
                                    FOR THE THREE                   FOR THE SIX
                                                                                                    FROM INCEPTION
                                   MONTHS ENDED                   MONTHS ENDED
(February 14, 2003)
                                         September 30,                  September 30,                         TO
                                      2004              2003              2004                 2003
                                    ----              ----              ----                 ----
                                                                                                         September 30, 2004

REVENUES                      $         6,285    $         12,188    $        15,162  $        12,188     $         51,086
                              ---------------    ----------------    ---------------  ---------------     ----------------

COST OF GOODS SOLD                      5,609              10,384             13,300           10,384               44,765

GROSS PROFIT                              676               1,804              1,862            1,804                6,321

OPERATING EXPENSES
  General and Administrative               26               2,689              2,416            2,689                9,246
                              ---------------    ----------------    ---------------  ---------------     ----------------

TOTAL OPERATING EXPENSES                   26               2,689              2,416            2,689                9,244

NET (LOSS) BEFORE INCOME TAXES                   650                 (885)            552                 (885)          $
(2,923)

PROVISION FOR INCOME TAXES                 --                  --                 --               --                   --
                              ---------------    ----------------    ---------------  ---------------     ----------------

NET (LOSS)                                650               (885)                552            (885)              (2,923)

NET (LOSS) PER SHARE          $           .00    $          (.01)    $           .00  $         (.01)     $          (.01)
                              ===============    ================    ===============  ===============     ================

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING             10,000,000          10,000,000         10,000,000       10,000,000                   ??
                              ===============    ================    ===============  ===============     ================


















                                See accompanying Notes to Financial Statements.


                                        PACIFIC LAND AND COFFEE CORPORATION
                                           (A Development Stage Company)

                                             STATEMENTS OF CASH FLOWS
                                                    (Unaudited)


                                                                                              CUMULATIVE
                                                                                            FROM INCEPTION
                                          FOR THE SIX                  FOR THE SIX        (FEBRUARY 14, 2003
                                         MONTHS ENDED                 MONTHS ENDED                TO
                                        SEPTEMBER 30, 2004        SEPTEMBER 30, 2003      SEPTEMBER 30, 2004
                                      ----------------------      ------------------      ------------------

CASH FLOWS FROM OPERATING ACTIVITIES

 Net Loss                                    $     (523)              $       (885)             $   (2,923)

 Contributed Capital - non-cash fair market
 Value of start-up and organizational
 Services and costs                                                              --                  1,000

Net cash flows from operating
   activities                               $     (552)                      (1,986)               (1,923)
                                              -----------               --------------            ----------

CASH FLOWS FROM FINANCING ACTIVITIES

 Proceeds from sale of common stock/
   contributed cash                                    1,978                     2,980

 Net cash flows from financing
   Activities                                     ___________                    1,978                 --
                                                                                ------------          ----

NET INCREASE (DECREASE) IN CASH             $           (552)                  (1,093)              1,057

CASH BALANCE AT BEGINNING OF PERIOD         $           1,609                      807                  0
                                            -----------------     --------------------       ------------

CASH BALANCE AT END OF PERIOD               $           1,057                    1,900             1,057
                                            =================     ====================       ============


Supplemental Disclosure of Cash Flow Information:
Cash paid during the three months for interest                    $                  0       $        0
Cash paid during the three months for income taxes                $                  0       $        0












                               See accompanying Notes to Financial Statements.

                       PACIFIC LAND AND COFFEE CORPORATION
                          (A Development Stage Company)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                                 September 30, 2004


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

Item 3. Controls and Procedures.

     (a) Evaluation of disclosure controls and procedures. The Company's principal executive officer and its principal financial officer, based on their evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d -14 (c) as of a date within 90 days prior to the filing of this Quarterly Report on Form 10QSB, have concluded that the Company's disclosure controls and procedures are adequate and effective for the purposes set forth in the definition in Exchange Act rules.

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


                                                              PACIFIC LAND AND
                                                        COFFEE CORPORATION



Date:     November 14, 2004                               By:/s/ Alfred Coscina
                                                            ------------------
                                                                Alfred Coscina,
                                                      Chief Financial Officer
                                                  (chief financial officer
                                                   and accounting officer and
                                                        duly authorized officer)