Form 10QSB
period 2004-12-31
PACIFIC LAND & COFFEE CORP
filed 2005-02-22
CIK 1092791

SECURITIES AND EXCHANGE COMMISSION

                                              WASHINGTON, D.C. 20549

                                                    FORM 10-QSB

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 ACT OF 1934
         For the quarterly period ended December 31, 2004

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

                                                Yes  X      No

         Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common Stock, $.001 par value                                       10,000,000
--------------------------------                             ----------------
Title of Class                                     Number of Shares outstanding
                                                           at December 31, 2004


Transitional Small Business Format  Yes      No  X___



                                       PACIFIC LAND AND COFFEE CORPORATION.
                                           (A Development Stage Company)

                                                  BALANCE SHEETS
                                                    (Unaudited)


                                                      ASSETS

                                                                              March 31,           December 31,
                                                                                2004                  2004

CURRENT ASSETS
    Cash in bank                                                           $       1,609          $        476
    Inventory                                                                         --                   692
                                                                           -------------          ------------

    Total Current Assets                                                           1,609                 1,168

    TOTAL ASSETS                                                           $       1,609          $      1,168
                                                                           =============          ============


                                       LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
    Note payable - related party                                           $          --          $      5,000
    Accounts payable                                                                  --                   140
    Accrued interest, note payable                                                    --                   397
                                                                           -------------          ------------

    TOTAL LIABILITIES                                                      $          --          $      5,537

STOCKHOLDERS' EQUITY
Preferred Stock, $.001 par value; 1,000,000 shares authorized; no shares issued and outstanding

Common Stock, $.001 par value; 20,000,000 shares
 Authorized, 10,000,000
 shares issued and outstanding                                                    10,000                10,000

Additional paid-in capital                                                       (6,020)               (6,020)

Accumulated deficit during the development stage                                 (2,371)               (8,349)
                                                                           -------------          ------------


    TOTAL STOCKHOLDERS' EQUITY                                                     1,609                 4,369
                                                                           -------------          ------------


TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                 $       1,609          $      1,168
                                                                           =============          ============





                     The  accompanying   notes  are  an  integral  part  of  the
financial statements.


                                        PACIFIC LAND AND COFFEE CORPORATION
                                           (A Development Stage Company)

                                             STATEMENTS OF OPERATIONS
                                                    (Unaudited)



                                                                                                              CUMULATIVE
                                        FOR THE THREE                   FOR THE SIX
                                                                                                            FROM INCEPTION
                                       MONTHS ENDED                   MONTHS ENDED
                                                                                                         (February 14, 2003) TO
                                         December 31,                          December 31,                   December 31,
                                     2004              2003              2004                 2003                2004
                                     ----              ----              ----                 ----               ------


REVENUES                      $            --    $         19,710    $        15,162  $        31,398     $         51,086
                              ---------------    ----------------    ---------------  ---------------     ----------------

COST OF GOODS SOLD                         --              17,201             13,300           27,645               44,765

GROSS PROFIT                               --               2,499              1,862            4,253                6,321

OPERATING EXPENSES
  General and Administrative            5,029               2,117              7,443            4,806               14,273
                              ---------------    ----------------    ---------------  ---------------     ----------------

TOTAL OPERATING EXPENSES              (5,029)             (2,117)            (5,581)          (2,117)              (7,952)

OTHER EXPENSES - INTEREST EXPENSE       (397)                  --              (397)               --                (397)

NET (LOSS) BEFORE INCOME TAXES                   (5,426)             (332)            (5,978)             (553)          $
(8,349)

PROVISION FOR INCOME TAXES                 --                  --                 --               --                   --
                              ---------------    ----------------    ---------------  ---------------     ----------------

NET (LOSS)                            (5,426)               (332)            (5,978)            (553)              (8,349)

NET (LOSS) PER SHARE          $         (.00)    $          (.01)    $         (.00)  $         (.01)     $          (.01)
                              ===============    ================    ===============  ===============     ================

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING             10,000,000          10,000,000         10,000,000       10,000,000
                              ===============    ================    ===============  ===============
















                                See accompanying Notes to Financial Statements.


                                        PACIFIC LAND AND COFFEE CORPORATION
                                           (A Development Stage Company)

                                             STATEMENTS OF CASH FLOWS
                                                    (Unaudited)


                                                                                              CUMULATIVE
                                                                                            FROM INCEPTION
                                         FOR THE NINE                 FOR THE NINE        (FEBRUARY 14, 2003
                                         MONTHS ENDED                 MONTHS ENDED                TO
                                         DECEMBER 31, 2004        DECEMBER 31, 2003       DECEMBER 31, 2004

CASH FLOWS FROM OPERATING ACTIVITIES

 Net Loss                                   $     (5,978)            $       (553)             $   (8,349)

 Increase in accounts payable                        140                       --                     140
 (Increase) in inventory                            (692)                      --                    (692)
 Increase in related party accts payable             397                       --                     397
 Contributed Capital - non-cash fair market
 Value of start-up and organizational
 Services and costs                                   --                       --                   1,000

Net cash flows from operating
   activities                               $     (6,133)                     (63)                 (7,504)
                                             -------------             -----------               ----------

CASH FLOWS FROM FINANCING ACTIVITIES

 Proceeds from sale of common stock/
   contributed cash                                   --                     1,978                 2,980

Proceeds from related party note                   5,000                        --                 5,000
 Net cash flows from financing
   Activities                                      5,000                      1,978                7,980
                                              ----------               ------------              --------

NET INCREASE (DECREASE) IN CASH             $    (1,133)                    (2,041)                  476
CASH BALANCE AT BEGINNING OF PERIOD         $     1,057                        807                     0
                                            -----------------     --------------------  -------------------

CASH BALANCE AT END OF PERIOD               $       476                      2,848                   476
                                            =================     ====================       ===================

Supplemental Disclosure of Cash Flow Information:      2004               2003
Cash paid during the three months  for interest     $       0       $       0
Cash paid during the three months for income taxes  $       0       $       0











                                See accompanying Notes to Financial Statements.

                          (A Development Stage Company)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                December 31, 2004


1.       Comments

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

     The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of December 31, 2004 and the results of operations and cash flows for the nine and three months ended December 31, 2004 and 2003 and for the periods then ended have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2004 audited financial statements. The results of operations for the three and nine months ended December 31, 2004 are not necessarily indicative of the results of operations to be expected for the full fiscal year.

NOTE 2 - RELATED PARTY NOTE.

     On November 4, 2004 an officer/shareholder loaned $5,000 to the Company on a demand promissory note bearing interest at 8.5%.

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

         In the nine months ended December 31, 2004, our sales were $15,162, with gross margin of $1,862, or about 12%. Our general and administrative expenses primarily consisted of legal and professional fees related to our year end audit and cost of being public. We had no sales in the December 31, 2004 quarter, but sales resumed after the end of the quarter.

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

Item 3.  DEFAULTS UPON SENIOR SECURITIES - None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None

Item 5.  OTHER INFORMATION - None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

                      Exhibits
                      10.3 Promissory Note to Dale Nielsen.
                      31. Certifications, Dale Nielsen and Alfred Coscina, CEO and CFO respectively.
32. Certification pursuant to 18 U.S.C. Section 1350 of Dale Nielsen and Alfred Coscina


         Reports on Form 8-K--None.

                                                  SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                              PACIFIC LAND AND
                                                              COFFEE CORPORATION



Date:     February 18, 2005                                By:/s/ Alfred Coscina
                                                             ------------------
                                                                Alfred Coscina,
                                                         Chief Financial Officer
                                                       (chief financial officer
                                                   and accounting officer and
                                                        duly authorized officer)