Form 10KSB
period 2005-03-31
PACIFIC LAND & COFFEE CORP
filed 2005-07-01
CIK 1092791

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

[x]

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended March 31, 2005

[ ]

Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                          to    _______________

Commission File Number 0-30595

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

Securities registered pursuant to Section 12(b) of the Act:              None

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

                                           YES   X        NO

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State issuer's revenues for its most recent fiscal year: $18,621

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 17, 2005 was $570,000 based on a closing sale price of $.19 on that date.

The number of shares outstanding of the issuer's classes of Common Stock as of March 31, 2005:

Common Stock, $.001 Par Value - 10,000,000 shares

Transitional Small Business Format     Yes [      ]   No [  X  ]

DOCUMENTS INCORPORATED BY REFERENCE:  NONE

PART I

Item 1.

DESCRIPTION OF BUSINESS

Background

On May 20, 2003, Pacific Land and Coffee Corporation, formerly known as Back Channel Investments, Inc., a publicly reporting Delaware corporation formed in April 1994 solely to seek for and make an acquisition, entered into an acquisition agreement whereby it acquired all of the common stock of Pacific Land and Coffee Corporation, a Hawaii corporation formed on February 14, 2003.  There were two officers, directors and shareholders of the Hawaii corporation.  The acquisition was effected as a tax free share exchange, with the two shareholders of Pacific Land and Coffee Corporation (Hawaii) receiving 7,000,000 new shares of common stock and the existing shareholders of the Delaware parent retaining all of their 3,000,000 shares (after giving effect to a 3-for-1 forward stock split) of common stock, which were originally issued in April 1994 for total consideration of $1,015 ($.0003 per share).  The stockholders of Pacific Land and Coffee Corporation (Hawaii) believed that the acquisition would enable their company to benefit from being part of a reporting company, that the combined entity would likely be able to become publicly trading, and that it would be better able to attract debt or equity financing for its business. No promoter or any other person was paid or compensated in connection with the acquisition.  Jehu Hand, the founder and former President of Back Channel is currently Pacific Land’s counsel and a principal stockholder.  There was no particular value assigned to the shares of either company since neither had any appreciable assets or history of operations.  The Hawaii corporation is a wholly-owned subsidiary and all operations are conducted by the Hawaii subsidiary.  The Delaware corporation subsequently changed its name from Back Channel Investments, Inc. to Pacific Land and Coffee Corporation.  Unless we state otherwise, all references to Pacific Land and Coffee refer to the combined entity.

The executive offices of the Company are located at 1650 Ala Moana, Suite 507, Honolulu, Hawaii 96815.  Its telephone number is (808) 371-4266.

Risk Factors

The securities of Pacific Land and Coffee are highly speculative and very risky.  Before you buy consider the following risk factors and the rest of this report.

We are still in the development stage and may never be successful.

Pacific Land and Coffee's activities have been limited.  We have only a few customers to date, to whom the first orders were shipped in the quarter ended September, 2003.  Our cumulative losses since inception to March 31, 2005 are $9,066.  There can be no assurance that Pacific Land and Coffee will be able to market its coffee and coffee related products, achieve a significant level of sales or attain profitability, although Pacific Land and Coffee can continue to exist indefinitely at its current level of sales.  If we do not increase our level of sales or common stock will not attain any value in any market that might develop, and investors will not be able to realize any value from their ownership of shares.

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

We don’t have a website and do not plan to significantly utilize the internet for marketing.

We plan to establish a website in the future for informational purposes.  We do not plan to market to retail customers, and it is management’s belief that wholesale purchasers of specialty coffee green beans and coffee products do not at this time rely on the internet to locate supply.  Therefore, in the event management’s assessment of the role of internet marketing of wholesale specialty coffee green beans and coffee products is incorrect, or in the future wholesale purchasers begin to utilize the internet to locate supply, we will lose potential sales.

We presently lack full time management, which might result in a conflict of interest.

Until such time as we obtain $300,000 in funding, management is not devoting full time to Pacific Land and Coffee’s business.  As a result, management is conducting only limited marketing of our products, and we only have one customer.  For so long as management is not full time, we cannot anticipate any significant increases in sales.  In addition, because management is not receiving any salary, they are devoting most of their time to other business activities.  Consequently, management may have a conflict of interest between their duties to Pacific Land and Coffee and their other business activities.

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

We have no website at present but we intend to develop one in the near future.  We have not contracted with any party to develop a website, but have discussed web design with several independent consultants. We plan to select a designer for the website as merited by business needs. .  We do not believe that, in general, our potential customers currently use the internet to locate green bean coffee brokers  locate nor to source specialty coffee blends, and we believe the lack of a website will have only minimal, if any, impact on our business for the near future.  Although it is possible that lack of a website will cause us to miss obtaining a potential customer, developing and maintaining a website is not yet a worthwhile use of management resources.

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

Wholesale Green Coffee. The number of specialty coffee outlets, such as Starbucks, Deidrichs and Seattle’s Best have been increasing in the United States. Although we do not plan to sell to these large chains, the growth in specialty coffee sales has created a marketplace for higher quality and differentiated products which can be priced at a premium.  As a roaster/dealer of green coffee located in Hawaii, we believe we will be favorably positioned for our specialty coffee sales of Hawaiian green coffee.

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

Because we have only recently commenced operations and have limited sources of operating capital, we believe that unless we obtain substantial funding as set forth under “Plan of Operations” it will take a significant amount of time, at least several years, before we can meet our growth goals.

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

LEGALFREDPROCEEDINGS

Pacific Land and Coffee is not a party to any pending legal  proceeding.

Item 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 2005.

PART II

Item 5.

MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock commenced trading in the quarter ended June 30, 2005 under the symbol PLCF.OB on the OTC Bulletin Board.  As of March 31, 2005, there were approximately 120 record holders of common stock.

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

Management’s experience in the coffee industry is that as typical for coffee brokerage and small specialty coffee sales, we do not have long term sales contracts. We do not have any written contracts for the sale of our product.  We produce and ship as purchase orders are received.  We must wait for future purchase orders to make sales in the future.  Because coffee prices are variable and demand can also be variable, we believe that selling under long term contracts would not be practicable in our industry.  Our purchase orders are payable net 30 days, but currently we are receiving payment immediately on shipment. The sales in the year ended March 31, 2005 were $18,621, or almost half of 2004 sales of $35,924, primarily because of decreasing sales to our principal customer. Gross margin as a percentage of sales was essentially unchanged. Our general and administrative expenses primarily consisted of legal and professional fees related to our status as a public company.

Our plan of operation for calendar 2006 will depend on whether we obtain outside funding.  If we do not receive outside funding, our plan of operations will be simple.  Based entirely on our communications with our one customer, management believes, and has no reason to doubt, that we will continue to achieve the current level of sales (about $1,500 per month) without any significant marketing expenditures.  However, we cannot be certain of any future sales.  Management is confident that Pacific Land and Coffee can continue to enjoy at least its limited level of sales.  Management will use its current business contacts to attempt to achieve additional sales.  In particular, Mr. Coscina has 25 years experience in the coffee industry.  We expect to obtain purchase orders with other purchasers in the fiscal  year which ends March 31, 2006.  There are no contingencies or conditions to the above sales other than our performance under purchase orders.  We will not require any outside funding to accomplish these sales, nor will we need to make any capital expenditures or hire employees and expect that we will slowly obtain additional  specialty coffee orders and green bean brokerage transactions.  Business expenses will be advanced by the officers, who will accrue salaries until the receipt of significant revenues.  It’s very difficult for management to project our sales for fiscAlfred2005.  Management is hopeful that sales will gradually increase but cannot guarantee sales will remain at current levels, sales will not decrease, nor that any increase will occur.

We hope to be able to expand our operations if we can receive significant outside funding.  We will not receive any proceeds from the sale of shares in this offering.  We are seeking $300,000 in funding for 12 months of our business plan as follows:

Marketing

$100,000

General and Administration

$180,000

Research and Development

$ 20,000

Upon receipt of the full amount of the funding Pacific Land and Coffee will commence marketing primarily of our specialty coffee and green bean brokerage services.  We will develop proprietary coffee blends from research and development funds.  We believe we can develop severAlfredblends and attractive packaging with such amount.  Marketing expenses will be comprised of printing of marketing materials and media costs, and salaries for sales representatives or sales associates.  General and administrative costs include salaries estimated at an aggregate of $10,000 per month for 12 months, lease expense, telephone and travel expense.  In the event we obtain such funding we believe that lead time will be 2-3 months from funding until the commencement of increased sales.  With full funding we will be able to hire sales assistants and to undertake marketing via tradeshows and advertisements in industry publications.  If we receive less than the full $300,000 we need, we will not be able to complete this plan in full.  If we receive $100,000 in funding, most of this amount will be used for salaries of sales associates or sales representatives.  The receipt of $200,000 will enable us to advertise, to utilize trade shows and conventions, to market as well as direct mail, but we will not be able to pay management salaries.

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

      In some cases, you can identify forward-looking statements by terminology such as "may," "should," "could," "predict," "potential," "continue," "expect," "anticipate," "future," "intend," "plan," "believe," "estimate" and similar expressions (or the negative of such expressions). Any or all of our forward looking statements in this annuAlfredreport and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Consequently, no forward looking statement can be guaranteed. In addition, we undertake no responsibility to update any forward-looking statement to reflect events or circumstances which occur after the date of this report.

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

Item 8A.

CONTROLS AND PROCEDURES

We maintain  disclosure controls and procedures designed to ensure that information  required to be disclosed in our reports filed under the  Securities and Exchange Act of 1934,  as amended (the Exchange  Act),  is recorded,  processed, summarized,  and  reported  within  the  required  time  periods,  and that such information is accumulated and  communicated  to our  management,  including our Chief Executive Officer and Chief Financial  Officer,  as appropriate,  to allow for timely decisions regarding disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As required by Rule  13a-15(b)  under the Exchange Act, we conducted an evaluation,  with the participation of our Chief Executive Officer and the Chief Financial  Officer,   of  the  effectiveness  of  our  disclosure  controls  and procedures  as of March 31, 2005. Management determined that our disclosure controls and procedures were effective to ensure that material information relating to us  is made known to them, particularly during the period in which this Annual Report on Form 10-KSB was being prepared.

 There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation described above that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B.

OTHER INFORMATION

Not applicable

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

Dale G. Nielsen

Chief Executive Officer and Director

Alfred Coscina

Chief Financial Officer, Secretary and Director

Dale G. Nielsen, 56, has been president of General Pacific, Inc., for more than the past five years.  General Pacific, Inc. consults on real estate, retailing and telecommunications.

Alfred Coscina, 66, has been founder and president of Daga Restaurant Ware, Coscina Brothers Coffee Company and Kona Wave Coffee Company since 1978.  Prior to 1973 he was owner of Boston Insulated Wire and Cable and Rockbestos Wire and Cable.  He graduated with a degree in psychology from Alfred University and he attended graduate courses in pyschology at the University of Buffalo and the University of New Mexico.

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

ANNUALFREDCOMPENSATION

LONG TERM COMPENSATION

Name and

Other Annual

Awards

Payouts

All

Principal Position

Year

Salary

Bonus

Compensation

Other

Restricted

Securities

 LTIP

Compensation

Stock

Underlying

Payouts ($)

Awards ($)

Options SARs(#)

 Dale G. Nielsen

2005

$

0

0

0

0

0

0

0

 CEO

2004

0

0

0

0

0

0

2003

0

0

0

0

0

0

0

Alfred Coscina

2005

$

0

0

0

0

0

0

0

 CFO

2004

0

0

0

0

0

0

2003

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

Item 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information relating to the beneficial ownership of Company common stock as of March 31, 2005 by  (i) each person known by Pacific Land and Coffee to be the beneficial owner of more than 5% of the outstanding shares of common stock  and (ii) each of Pacific Land and Coffee's directors and executive officers.  Unless otherwise noted below, Pacific Land and Coffee believes that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.  For purposes hereof, a person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof upon the exercise of warrants or options or the conversion of convertible securities.  Each beneficial owner's percentage ownership is determined by assuming that any warrants, options or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days from the date hereof, have been exercised.

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

We sublease a roaster facility in Hawaii from a limited liability company owned by Alfred Coscina, an officer and director. Through March 31, 2005 no usage had occurred under this lease.

On November 4, 2004, the President, Dale Nielsen, loaned the Company  $5,000. The note and interest is due and payable upon demand.  The note bears an interest rate of 8.5% per anum.  As of March 31, 2005, the Company has accrued interest of $172.

PART IV

Item 13.

EXHIBITS

The following exhibits of the Company are included herein.

Exhibit No.

Document Description

2.

Agreement and Plan of Reorganization between Back Channel Investments, Inc. and Pacific Land and Coffee Corporation (2)

3.

Certificate of Incorporation and Bylaws

3.1.

Articles of Incorporation(1)

3.2

Articles of Amendment(2)

3.3

Bylaws(1)

10.

Material Contracts

10.1 Stock Option Plan.(1)

10.2 Sublease of Roaster Facilities(4)

10.3 Promissory Note to Dale Nielsen(5)

16.1

Letter regarding change in certifying accountant(3)

21. Subsidiaries of the Registrant. Pacific Land and Coffee Corporation  is a wholly owned Hawaii subsidiary. No trade names are employed

       31.

Certification of the Chief Executive and Financial Officer pursuant to Rule 13a-14 of the Securities and Exchange  Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003. Filed herewith.

      32.

Certification of the Chief Executive and Financial Officer pursuant to 18 U.S.C. Section 350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003. Filed Herewith

(1)

Filed with the Company's original Form 10-SB.

(2)

Filed with Registration Statement on Form SB-2, file no. 333-105564 and incorporated by reference.

(3)

Incorporated by reference to the Current Report on Form 8-K dated September 8, 2003.

(4)

Filed with Amendment No. 1 to Registration Statement 333-105564 and incorporated by reference(5)

(5)

Incorporated by reference to the Quarterly Report  on Form 10-SB for the quarter ended December 31, 2004.

Item 14. Principal Accountant Fees and Services.

Audit Fees

Our  principal  accountants,  Mantyla, McReynolds LLC,  billed us $ 7,367 and $3,257  for audit fees and review of quarterly  filings in the fiscal years ended  March 31, 2004 and 2003, respectively.

Less than 50% of the hours  expended  by our  auditors on the audit for the year ended March  31, 2005 were performed by persons' other than Mantyla McReynolds, LLC's permanent full time employees.

There were $7,367, $0 and $0,  respectively  paid in audit related fees, tax fees and all other  fees to Mantyla McReynolds  during the year  ended  March 31, 2005.

Audit Committees pre-approval policies and procedures.

We do not have an audit  committee.  Our  engagement  of  Mantyla McReynolds LLC  was approved  by the Board of  Directors.  No  services  described  in Item  9(e)(2) through 9(e)(4) of Schedule 14A were performed by our auditors.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 29, 2005.

PACIFIC LAND AND COFFEE CORPORATION

By:

/s/ Dale G. Nielsen

Dale G. Nielsen

Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on June 29, 2005.

By:

/s/ Dale G. Nielsen

Chief Executive Officer and Director

Dale G. Nielsen

(principal executive officer)

By:

/s/ Alfred Coscina

Chief Financial  Officer and Director

Alfred Coscina

(principal financial and accounting officer)

PACIFIC LAND AND COFFEE CORPORATION

[A Development Stage Company]

FINANCIAL STATEMENTS

MARCH 31, 2005

[WITH REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM]

PACIFIC LAND AND COFFEE CORPORATION

[A Development Stage Company]

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Pacific Land and Coffee Corporation [a development stage company]:

We have audited the accompanying balance sheet of Pacific Land and Coffee Corporation [a development stage company] as of  March  31, 2005, and the related statements of operations, stockholders' equity, and cash flows for the periods ended March 31, 2005 and 2004 and for the period from inception [February 14, 2003] through March 31, 2005.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal controls over financial reporting.  Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pacific Land and Coffee Corporation [a development stage company] as of March 31, 2005, and the results of its operations and cash flows for the periods ended March 31, 2005 and 2004 and for the period from inception [February 14, 2003] to March 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Pacific Land and Coffee Corporation will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has limited operating capital with revenue from operations.  Realization of a major portion of the assets is dependent upon the Company’s ability to meet its future financing requirements, and the success of future operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Mantyla McReynolds

Salt Lake City, Utah

June 15, 2005

Balance Sheet

Pacific Land and Coffee Corporation
[A Development Stage Company]
Balance Sheet
March 31, 2005 and 2004
Assets
	2005	2004
Current Assets
Cash	$343	$1,609
Total Current Assets	343	1,609
Total Assets	$343	$1,609

Liabilities and Stockholders' Equity
Current Liabilites
Accounts Payable	$257	$0
Note Payable - Related Party	5,000	0
Accrued Interest - Related Party	172	0
Total Current Liabilities	5,429	0
Total Liabilities	5,429	0

Stockholders' Equity
Common Stock	10,000	10,000
Additional Paid in Capital	(6,020)	(6,020)
Retained Earnings	(9,066)	(2,371)
Total Stockholders Equity	(5,086)	1,609
Total Liabilities and Stockholers' Equity	$343	$1,609

Income

Pacific Land and Coffee Corporation
[A Development Stage Company]
Statement of Operations
For the Years Ended March 31, 2005 and 2004

	2005	2004
Revenues:
Sales	$18,621	$35,924
Total Revenues	18,621	35,924
Cost of Sales	16,727	31,465

Gross Profit	1,893	4,459
Expenses
Bank Charges	102	85
Taxes	180	0
Legal and Professional	8,060	4,754
Offering Costs	0	771
Office Expense	0	25
Franchise Tax	75	0
Total Expenses	8,417	5,635
Net Loss From Operations	(6,523)	(1,175)

Other Income (Expense):
Interest Expense	(172)	0
Total Other Income (Expense)	(172)	0

Net Income	$(6,695)	$(1,175)

Stockholders' Equity

Pacific Land and Coffee Corporation
[A Development Stage Company]
Statement of Stockholders' Equity
For the Years Ended March 31, 2005 and 2004

	2005	2004
Beginning Stockholders' Equity	$1,609	$2,785
Net Income	(6,695)	(1,176)
Ending Members' Equity	$(5,086)	$1,609

Balance Sheet Report

Pacific Land and Coffee Corporation
[A Development Stage Company]
Balance Sheet
March 31, 2005
Assets
Current Assets
Cash in Bank	$343
Total Current Assets	343
Total Assets	$343

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts Payable	$257
Due Related Party - Note 5	5,172
Total Current Liabilities	5,429
Total Liabilities	5,429

Stockholders' Deficit
Preferred Stock*1,000,000 shares authorized having a par value of $.001 per share, 1,000,000 shares issued and no shares outstanding	0
Common Stock--20,000,000 shares authorized having a par value of $.001 per share; 10,000,000 shares issued and outstanding - Note 3	10,000
Additional Paid-in Capital	(6,020)
Deficit accumulated during the development stage	(9,066)
Total Stockholders Deficit	(5,086)
Total Liabilities and Stockholders' Deficit	$343

Income Report

Pacific Land and Coffee Corporation
[A Development Stage Company]
Statement of Operations
For the Periods Ended March 31, 2005 and 2004
and for the Period from Inception [February 14, 2003] Through March 31, 2005
	Twelve Months March 31, 2005	Twelve Months March 31, 2004	February 14, 2003 through March 31, 2005
Revenues:
Sales	$18,621	$35,924	$54,545
Total Revenues	18,621	35,924	54,545
Cost of Sales	16,727	31,465	48,192

Gross Profit	1,894	4,459	6,353

General & Administrative Expenses	8,417	5,635	15,247

Net Loss From Operations	(6,523)	(1,176)	(8,894)

Other Income (Expense):
Interest Expense	(172)	0	(172)
Total Other Income (Expense)	(172)	0	(172)

Net Loss	$(6,695)	$(1,176)	$(9,066)

Net Loss Per Share	$(0.01)	$(0.01)	$(0.01)

Weighted Average Shares Outstanding - Note 1	10,000,000	10,000,000	10,000,000

Stockholders' Equity Report

Pacific Land and Coffee Corporation
[A Development Stage Company]
Statement of Stockholders' Equity (Deficit)
For the Periods Ended March 31, 2005 and 2004
and from Inception [February 14, 2003] Through March 31, 2005

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Net Stockholder's Equity (Deficit)
Balance, February 14, 2003	0	$0	$0	$0	$0
Shares issued to initial stockholders for cash at inception at approximately $1.00 per share	1,000	0	1,002		1,002
Contributed Capital-Corporate Organization and Start-up Costs, at Inception, Services and Costs at Estimated Fair Market Value			1,000		1,000
Net Loss From February 14, 2003(Inception) to March 31, 2003				(1,195)	(1,195)
Balance, March 31, 2003	1,000	0	2,002	(1,195)	807
Change in Outstanding Shares From a Recapitalization of the Company	9,999,000	10,000	(10,000)		0
Cash Contributed For Working Capital			1,978		1,978
Net Loss for Year Ended March 31, 2004				(1,176)	(1,176)
Balance, March 31, 2004	10,000,000	10,000	(6,020)	(2,371)	1,609
Net Loss for Year Ended March 31, 2005				(6,695)	(6,695)
Balance, March 31, 2005	10,000,000	10,000	(6,020)	(9,066)	(5,086)

Sheet1

Description	NOL Balance	Tax	Rate
Beginning Balance, April 1, 2004	2,371	356	0.150000
Current Year Net Loss	6,695	1,004	0.150000
Ending Balance, March 31, 2005	9,066	1,360	0.150000
Valuation Allowance		(1,360)
Deferred Tax Asset		-

Expected Provision [Based on Statutory Rates]			$(1,004)
Increase / (Decrease) in Valuation Allowance			1,004
Provision for Income Taxes			$-

Cashflow Report

Pacific Land and Coffee Corporation
[A Development Stage Company]
Statements of Cash Flows
For the Periods Ended March 31, 2005 and 2004
and from Inception [February 14, 2003] Through March 31, 2005

	Twelve Months March 31, 2005	Twelve Months March 31, 2004	February 14, 2003 through March 31, 2005
Cash Flows from Operating Activities
Net Loss	$(6,695)	$(1,176)	$(9,066)
Adjustments to reconcile net loss to net cash provided by operating activities
Contributed Capital-noncash fair market value of start-up and organization services and costs	0	0	1,000
Increase in accounts payable	429		429
Net Cash Used for Operating Activities	$(6,266)	$(1,176)	$(7,637)

Cash Flow from Financing Activities:
Proceeds from the sale of stock/contributed cash		1,978	2,980
Loan from related party	5,000		5,000
Net Cash provided by Financing activities	5,000	1,978	7,980

Net Increase (Decrease) in Cash	(1,266)	802	343

Beginning Cash Balance	1,609	807	0

Ending Cash Balance	$343	$1,609	$343

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for interest
Cash paid during the year for income taxes

See accompanying notes to financial statements

Balance Sheet

Pacific Land and Coffee Corporation
[A Development Stage Company]
Balance Sheet
March 31, 2005 and 2004
Assets
	2005	2004
Current Assets
Cash	$343	$1,609
Total Current Assets	343	1,609
Total Assets	$343	$1,609

Liabilities and Stockholders' Equity
Current Liabilites
Accounts Payable	$257	$0
Note Payable - Related Party	5,000	0
Accrued Interest - Related Party	172	0
Total Current Liabilities	5,429	0
Total Liabilities	5,429	0

Stockholders' Equity
Common Stock	10,000	10,000
Additional Paid in Capital	(6,020)	(6,020)
Retained Earnings	(9,066)	(2,371)
Total Stockholders Equity	(5,086)	1,609
Total Liabilities and Stockholers' Equity	$343	$1,609

Income

Pacific Land and Coffee Corporation
[A Development Stage Company]
Statement of Operations
For the Years Ended March 31, 2005 and 2004

	2005	2004
Revenues:
Sales	$18,621	$35,924
Total Revenues	18,621	35,924
Cost of Sales	16,727	31,465

Gross Profit	1,893	4,459
Expenses
Bank Charges	102	85
Taxes	180	0
Legal and Professional	8,060	4,754
Offering Costs	0	771
Office Expense	0	25
Franchise Tax	75	0
Total Expenses	8,417	5,635
Net Loss From Operations	(6,523)	(1,175)

Other Income (Expense):
Interest Expense	(172)	0
Total Other Income (Expense)	(172)	0

Net Income	$(6,695)	$(1,175)

Stockholders' Equity

Pacific Land and Coffee Corporation
[A Development Stage Company]
Statement of Stockholders' Equity
For the Years Ended March 31, 2005 and 2004

	2005	2004
Beginning Stockholders' Equity	$1,609	$2,785
Net Income	(6,695)	(1,176)
Ending Members' Equity	$(5,086)	$1,609

Balance Sheet Report

Pacific Land and Coffee Corporation
[A Development Stage Company]
Balance Sheet
March 31, 2005
Assets
Current Assets
Cash in Bank	$343
Total Current Assets	343
Total Assets	$343

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts Payable	$257
Due Related Party - Note 5	5,172
Total Current Liabilities	5,429
Total Liabilities	5,429

Stockholders' Deficit
Preferred Stock*1,000,000 shares authorized having a par value of $.001 per share, 1,000,000 shares issued and no shares outstanding	0
Common Stock--20,000,000 shares authorized having a par value of $.001 per share; 10,000,000 shares issued and outstanding - Note 3	10,000
Additional Paid-in Capital	(6,020)
Deficit accumulated during the development stage	(9,066)
Total Stockholders Deficit	(5,086)
Total Liabilities and Stockholders' Deficit	$343

Income Report

Pacific Land and Coffee Corporation
[A Development Stage Company]
Statement of Operations
For the Periods Ended March 31, 2005 and 2004
and for the Period from Inception [February 14, 2003] Through March 31, 2005
	Twelve Months March 31, 2005	Twelve Months March 31, 2004	February 14, 2003 through March 31, 2005
Revenues:
Sales	$18,621	$35,924	$54,545
Total Revenues	18,621	35,924	54,545
Cost of Sales	16,727	31,465	48,192

Gross Profit	1,894	4,459	6,353

General & Administrative Expenses	8,417	5,635	15,247

Net Loss From Operations	(6,523)	(1,176)	(8,894)

Other Income (Expense):
Interest Expense	(172)	0	(172)
Total Other Income (Expense)	(172)	0	(172)

Net Loss	$(6,695)	$(1,176)	$(9,066)

Net Loss Per Share	$(0.01)	$(0.01)	$(0.01)

Weighted Average Shares Outstanding - Note 1	10,000,000	10,000,000	10,000,000

Stockholders' Equity Report

Pacific Land and Coffee Corporation
[A Development Stage Company]
Statement of Stockholders' Equity (Deficit)
For the Periods Ended March 31, 2005 and 2004
and from Inception [February 14, 2003] Through March 31, 2005

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Net Stockholder's Equity (Deficit)
Balance, February 14, 2003	0	$0	$0	$0	$0
Shares issued to initial stockholders for cash at inception at approximately $1.00 per share	1,000	0	1,002		1,002
Contributed Capital-Corporate Organization and Start-up Costs, at Inception, Services and Costs at Estimated Fair Market Value			1,000		1,000
Net Loss From February 14, 2003(Inception) to March 31, 2003				(1,195)	(1,195)
Balance, March 31, 2003	1,000	0	2,002	(1,195)	807
Change in Outstanding Shares From a Recapitalization of the Company	9,999,000	10,000	(10,000)		0
Cash Contributed For Working Capital			1,978		1,978
Net Loss for Year Ended March 31, 2004				(1,176)	(1,176)
Balance, March 31, 2004	10,000,000	10,000	(6,020)	(2,371)	1,609
Net Loss for Year Ended March 31, 2005				(6,695)	(6,695)
Balance, March 31, 2005	10,000,000	10,000	(6,020)	(9,066)	(5,086)

Sheet1

Description	NOL Balance	Tax	Rate
Beginning Balance, April 1, 2004	2,371	356	0.150000
Current Year Net Loss	6,695	1,004	0.150000
Ending Balance, March 31, 2005	9,066	1,360	0.150000
Valuation Allowance		(1,360)
Deferred Tax Asset		-

Expected Provision [Based on Statutory Rates]			$(1,004)
Increase / (Decrease) in Valuation Allowance			1,004
Provision for Income Taxes			$-

Cashflow Report

Pacific Land and Coffee Corporation
[A Development Stage Company]
Statements of Cash Flows
For the Periods Ended March 31, 2005 and 2004
and from Inception [February 14, 2003] Through March 31, 2005

	Twelve Months March 31, 2005	Twelve Months March 31, 2004	February 14, 2003 through March 31, 2005
Cash Flows from Operating Activities
Net Loss	$(6,695)	$(1,176)	$(9,066)
Adjustments to reconcile net loss to net cash provided by operating activities
Contributed Capital-noncash fair market value of start-up and organization services and costs	0	0	1,000
Increase in accounts payable	429		429
Net Cash Used for Operating Activities	$(6,266)	$(1,176)	$(7,637)

Cash Flow from Financing Activities:
Proceeds from the sale of stock/contributed cash		1,978	2,980
Loan from related party	5,000		5,000
Net Cash provided by Financing activities	5,000	1,978	7,980

Net Increase (Decrease) in Cash	(1,266)	802	343

Beginning Cash Balance	1,609	807	0

Ending Cash Balance	$343	$1,609	$343

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for interest
Cash paid during the year for income taxes

See accompanying notes to financial statements

Balance Sheet

Pacific Land and Coffee Corporation
[A Development Stage Company]
Balance Sheet
March 31, 2005 and 2004
Assets
	2005	2004
Current Assets
Cash	$343	$1,609
Total Current Assets	343	1,609
Total Assets	$343	$1,609

Liabilities and Stockholders' Equity
Current Liabilites
Accounts Payable	$257	$0
Note Payable - Related Party	5,000	0
Accrued Interest - Related Party	172	0
Total Current Liabilities	5,429	0
Total Liabilities	5,429	0

Stockholders' Equity
Common Stock	10,000	10,000
Additional Paid in Capital	(6,020)	(6,020)
Retained Earnings	(9,066)	(2,371)
Total Stockholders Equity	(5,086)	1,609
Total Liabilities and Stockholers' Equity	$343	$1,609

Income

Pacific Land and Coffee Corporation
[A Development Stage Company]
Statement of Operations
For the Years Ended March 31, 2005 and 2004

	2005	2004
Revenues:
Sales	$18,621	$35,924
Total Revenues	18,621	35,924
Cost of Sales	16,727	31,465

Gross Profit	1,893	4,459
Expenses
Bank Charges	102	85
Taxes	180	0
Legal and Professional	8,060	4,754
Offering Costs	0	771
Office Expense	0	25
Franchise Tax	75	0
Total Expenses	8,417	5,635
Net Loss From Operations	(6,523)	(1,175)

Other Income (Expense):
Interest Expense	(172)	0
Total Other Income (Expense)	(172)	0

Net Income	$(6,695)	$(1,175)

Stockholders' Equity

Pacific Land and Coffee Corporation
[A Development Stage Company]
Statement of Stockholders' Equity
For the Years Ended March 31, 2005 and 2004

	2005	2004
Beginning Stockholders' Equity	$1,609	$2,785
Net Income	(6,695)	(1,176)
Ending Members' Equity	$(5,086)	$1,609

Balance Sheet Report

Pacific Land and Coffee Corporation
[A Development Stage Company]
Balance Sheet
March 31, 2005
Assets
Current Assets
Cash in Bank	$343
Total Current Assets	343
Total Assets	$343

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts Payable	$257
Due Related Party - Note 5	5,172
Total Current Liabilities	5,429
Total Liabilities	5,429

Stockholders' Deficit
Preferred Stock*1,000,000 shares authorized having a par value of $.001 per share, 1,000,000 shares issued and no shares outstanding	0
Common Stock--20,000,000 shares authorized having a par value of $.001 per share; 10,000,000 shares issued and outstanding - Note 3	10,000
Additional Paid-in Capital	(6,020)
Deficit accumulated during the development stage	(9,066)
Total Stockholders Deficit	(5,086)
Total Liabilities and Stockholders' Deficit	$343

Income Report

Pacific Land and Coffee Corporation
[A Development Stage Company]
Statement of Operations
For the Periods Ended March 31, 2005 and 2004
and for the Period from Inception [February 14, 2003] Through March 31, 2005
	Twelve Months March 31, 2005	Twelve Months March 31, 2004	February 14, 2003 through March 31, 2005
Revenues:
Sales	$18,621	$35,924	$54,545
Total Revenues	18,621	35,924	54,545
Cost of Sales	16,727	31,465	48,192

Gross Profit	1,894	4,459	6,353

General & Administrative Expenses	8,417	5,635	15,247

Net Loss From Operations	(6,523)	(1,176)	(8,894)

Other Income (Expense):
Interest Expense	(172)	0	(172)
Total Other Income (Expense)	(172)	0	(172)

Net Loss	$(6,695)	$(1,176)	$(9,066)

Net Loss Per Share	$(0.01)	$(0.01)	$(0.01)

Weighted Average Shares Outstanding - Note 1	10,000,000	10,000,000	10,000,000

Stockholders' Equity Report

Pacific Land and Coffee Corporation
[A Development Stage Company]
Statement of Stockholders' Equity (Deficit)
For the Periods Ended March 31, 2005 and 2004
and from Inception [February 14, 2003] Through March 31, 2005

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Net Stockholder's Equity (Deficit)
Balance, February 14, 2003	0	$0	$0	$0	$0
Shares issued to initial stockholders for cash at inception at approximately $1.00 per share	1,000	0	1,002		1,002
Contributed Capital-Corporate Organization and Start-up Costs, at Inception, Services and Costs at Estimated Fair Market Value			1,000		1,000
Net Loss From February 14, 2003(Inception) to March 31, 2003				(1,195)	(1,195)
Balance, March 31, 2003	1,000	0	2,002	(1,195)	807
Change in Outstanding Shares From a Recapitalization of the Company	9,999,000	10,000	(10,000)		0
Cash Contributed For Working Capital			1,978		1,978
Net Loss for Year Ended March 31, 2004				(1,176)	(1,176)
Balance, March 31, 2004	10,000,000	10,000	(6,020)	(2,371)	1,609
Net Loss for Year Ended March 31, 2005				(6,695)	(6,695)
Balance, March 31, 2005	10,000,000	10,000	(6,020)	(9,066)	(5,086)

Sheet1

Description	NOL Balance	Tax	Rate
Beginning Balance, April 1, 2004	2,371	356	0.150000
Current Year Net Loss	6,695	1,004	0.150000
Ending Balance, March 31, 2005	9,066	1,360	0.150000
Valuation Allowance		(1,360)
Deferred Tax Asset		-

Expected Provision [Based on Statutory Rates]			$(1,004)
Increase / (Decrease) in Valuation Allowance			1,004
Provision for Income Taxes			$-

Cashflow Report

Pacific Land and Coffee Corporation
[A Development Stage Company]
Statements of Cash Flows
For the Periods Ended March 31, 2005 and 2004
and from Inception [February 14, 2003] Through March 31, 2005

	Twelve Months March 31, 2005	Twelve Months March 31, 2004	February 14, 2003 through March 31, 2005
Cash Flows from Operating Activities
Net Loss	$(6,695)	$(1,176)	$(9,066)
Adjustments to reconcile net loss to net cash provided by operating activities
Contributed Capital-noncash fair market value of start-up and organization services and costs	0	0	1,000
Increase in accounts payable	429		429
Net Cash Used for Operating Activities	$(6,266)	$(1,176)	$(7,637)

Cash Flow from Financing Activities:
Proceeds from the sale of stock/contributed cash		1,978	2,980
Loan from related party	5,000		5,000
Net Cash provided by Financing activities	5,000	1,978	7,980

Net Increase (Decrease) in Cash	(1,266)	802	343

Beginning Cash Balance	1,609	807	0

Ending Cash Balance	$343	$1,609	$343

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for interest
Cash paid during the year for income taxes

See accompanying notes to financial statements

Balance Sheet

Pacific Land and Coffee Corporation
[A Development Stage Company]
Balance Sheet
March 31, 2005 and 2004
Assets
	2005	2004
Current Assets
Cash	$343	$1,609
Total Current Assets	343	1,609
Total Assets	$343	$1,609

Liabilities and Stockholders' Equity
Current Liabilites
Accounts Payable	$257	$0
Note Payable - Related Party	5,000	0
Accrued Interest - Related Party	172	0
Total Current Liabilities	5,429	0
Total Liabilities	5,429	0

Stockholders' Equity
Common Stock	10,000	10,000
Additional Paid in Capital	(6,020)	(6,020)
Retained Earnings	(9,066)	(2,371)
Total Stockholders Equity	(5,086)	1,609
Total Liabilities and Stockholers' Equity	$343	$1,609

Income

Pacific Land and Coffee Corporation
[A Development Stage Company]
Statement of Operations
For the Years Ended March 31, 2005 and 2004

	2005	2004
Revenues:
Sales	$18,621	$35,924
Total Revenues	18,621	35,924
Cost of Sales	16,727	31,465

Gross Profit	1,893	4,459
Expenses
Bank Charges	102	85
Taxes	180	0
Legal and Professional	8,060	4,754
Offering Costs	0	771
Office Expense	0	25
Franchise Tax	75	0
Total Expenses	8,417	5,635
Net Loss From Operations	(6,523)	(1,175)

Other Income (Expense):
Interest Expense	(172)	0
Total Other Income (Expense)	(172)	0

Net Income	$(6,695)	$(1,175)

Stockholders' Equity

Pacific Land and Coffee Corporation
[A Development Stage Company]
Statement of Stockholders' Equity
For the Years Ended March 31, 2005 and 2004

	2005	2004
Beginning Stockholders' Equity	$1,609	$2,785
Net Income	(6,695)	(1,176)
Ending Members' Equity	$(5,086)	$1,609

Balance Sheet Report

Pacific Land and Coffee Corporation
[A Development Stage Company]
Balance Sheet
March 31, 2005
Assets
Current Assets
Cash in Bank	$343
Total Current Assets	343
Total Assets	$343

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts Payable	$257
Due Related Party - Note 5	5,172
Total Current Liabilities	5,429
Total Liabilities	5,429

Stockholders' Deficit
Preferred Stock*1,000,000 shares authorized having a par value of $.001 per share, 1,000,000 shares issued and no shares outstanding	0
Common Stock--20,000,000 shares authorized having a par value of $.001 per share; 10,000,000 shares issued and outstanding - Note 3	10,000
Additional Paid-in Capital	(6,020)
Deficit accumulated during the development stage	(9,066)
Total Stockholders Deficit	(5,086)
Total Liabilities and Stockholders' Deficit	$343

Income Report

Pacific Land and Coffee Corporation
[A Development Stage Company]
Statement of Operations
For the Periods Ended March 31, 2005 and 2004
and for the Period from Inception [February 14, 2003] Through March 31, 2005
	Twelve Months March 31, 2005	Twelve Months March 31, 2004	February 14, 2003 through March 31, 2005
Revenues:
Sales	$18,621	$35,924	$54,545
Total Revenues	18,621	35,924	54,545
Cost of Sales	16,727	31,465	48,192

Gross Profit	1,894	4,459	6,353

General & Administrative Expenses	8,417	5,635	15,247

Net Loss From Operations	(6,523)	(1,176)	(8,894)

Other Income (Expense):
Interest Expense	(172)	0	(172)
Total Other Income (Expense)	(172)	0	(172)

Net Loss	$(6,695)	$(1,176)	$(9,066)

Net Loss Per Share	$(0.01)	$(0.01)	$(0.01)

Weighted Average Shares Outstanding - Note 1	10,000,000	10,000,000	10,000,000

Stockholders' Equity Report

Pacific Land and Coffee Corporation
[A Development Stage Company]
Statement of Stockholders' Equity (Deficit)
For the Periods Ended March 31, 2005 and 2004
and from Inception [February 14, 2003] Through March 31, 2005

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Net Stockholder's Equity (Deficit)
Balance, February 14, 2003	0	$0	$0	$0	$0
Shares issued to initial stockholders for cash at inception at approximately $1.00 per share	1,000	0	1,002		1,002
Contributed Capital-Corporate Organization and Start-up Costs, at Inception, Services and Costs at Estimated Fair Market Value			1,000		1,000
Net Loss From February 14, 2003(Inception) to March 31, 2003				(1,195)	(1,195)
Balance, March 31, 2003	1,000	0	2,002	(1,195)	807
Change in Outstanding Shares From a Recapitalization of the Company	9,999,000	10,000	(10,000)		0
Cash Contributed For Working Capital			1,978		1,978
Net Loss for Year Ended March 31, 2004				(1,176)	(1,176)
Balance, March 31, 2004	10,000,000	10,000	(6,020)	(2,371)	1,609
Net Loss for Year Ended March 31, 2005				(6,695)	(6,695)
Balance, March 31, 2005	10,000,000	10,000	(6,020)	(9,066)	(5,086)

Sheet1

Description	NOL Balance	Tax	Rate
Beginning Balance, April 1, 2004	2,371	356	0.150000
Current Year Net Loss	6,695	1,004	0.150000
Ending Balance, March 31, 2005	9,066	1,360	0.150000
Valuation Allowance		(1,360)
Deferred Tax Asset		-

Expected Provision [Based on Statutory Rates]			$(1,004)
Increase / (Decrease) in Valuation Allowance			1,004
Provision for Income Taxes			$-

Cashflow Report

Pacific Land and Coffee Corporation
[A Development Stage Company]
Statements of Cash Flows
For the Periods Ended March 31, 2005 and 2004
and from Inception [February 14, 2003] Through March 31, 2005

	Twelve Months March 31, 2005	Twelve Months March 31, 2004	February 14, 2003 through March 31, 2005
Cash Flows from Operating Activities
Net Loss	$(6,695)	$(1,176)	$(9,066)
Adjustments to reconcile net loss to net cash provided by operating activities
Contributed Capital-noncash fair market value of start-up and organization services and costs	0	0	1,000
Increase in accounts payable	429		429
Net Cash Used for Operating Activities	$(6,266)	$(1,176)	$(7,637)

Cash Flow from Financing Activities:
Proceeds from the sale of stock/contributed cash		1,978	2,980
Loan from related party	5,000		5,000
Net Cash provided by Financing activities	5,000	1,978	7,980

Net Increase (Decrease) in Cash	(1,266)	802	343

Beginning Cash Balance	1,609	807	0

Ending Cash Balance	$343	$1,609	$343

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for interest
Cash paid during the year for income taxes

See accompanying notes to financial statements

PACIFIC LAND AND COFFEE CORPORATION

[A Development Stage Company]

Notes to Financial Statements

March 31, 2005

Note 1

Organization and Summary of Significant Accounting Policies

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

On May 20, 2004, the Company combined with Back Channel Investments, Inc., in a reverse merger pursuant to an Agreement and Plan of Reorganization.  Back Channel acquired all the outstanding shares of common stock of the Company in exchange for 7,000,000 shares of Back Channel’s common stock.  The surviving entity is Pacific Land and Coffee Corporation.  Upon completion of the agreement, the combined Company essentially re-capitalized to have 10,000,000 shares outstanding.  No change in net book value or goodwill was recognized.  The pre-merger financial statements of Pacific Land and Coffee are now the historical financial statements of the Combined Company.

The Company is considered a development stage company as defined in Statement of Financial Accounting Standards No. 7.  The Company has at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

(b) Income Taxes

The Company applies the provisions of Statement of Financial Accounting Standards No. 109 [the Statement], Accounting for Income Taxes.  The Statement requires an asset and liability approach for financial accounting and reporting for income taxes, and the recognition of deferred tax assets and liabilities for the temporary differences between the financial reporting basis and tax basis of the Company’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. Due to a loss from inception, the Company has no tax liability.  At this time the Company has no deferred taxes arising from temporary differences between income for financial reporting and income tax purposes.

(c) Net Loss Per Common Share

Loss per common share is based on the weighted-average number of shares outstanding.  There are no common stock equivalents outstanding, thus, basic and diluted loss per share calculations are the same.

PACIFIC LAND AND COFFEE CORPORATION

[A Development Stage Company]

Notes to Financial Statements

March 31, 2005

Note 1

Organization and Summary of Significant Accounting Policies[continued]

(d) Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt Instruments purchased with a maturity of three months or less to be cash equivalents. During the period ending March 31, 2005 the Company did not have non-cash investing or financing activities.

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

(f) Revenue Recognition

The Company recognizes revenues in accordance with the Securities and Exchange Commission, Staff Accounting Bulletin (SAB) number 101, “Revenue Recognition in Financial Statements.”  SAB 101 clarifies application of U. S. generally accepted accounting principles to revenue transactions.

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

The Company records accounts receivable for sales which have been delivered but for which money has not been collected.  The balance uncollected as of March 31, 2005 was $0.  For customer purchases paid in advance, the Company records a liability until products are shipped.  There was no outstanding unearned revenue from product sales as of March 31, 2005.

PACIFIC LAND AND COFFEE CORPORATION

[A Development Stage Company]

Notes to Financial Statements

March 31, 2005

Note 2

Going Concern

The Company has limited operating capital with limited revenue from operations.  Realization of a major portion of the assets is dependent upon the Company’s ability to meet its future financing requirements, and the success of future operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Note 3

Common Stock

The Company at inception issued 1,000 shares of common stock to two initial stockholders at approximately $1.00 per share for a total amount of $1,002.

On May 20, 2004, the Company combined with Back Channel Investments, Inc., in a reverse merge pursuant to an Agreement and Plan of Reorganization.  Bank Channel acquired all of the outstanding shares of common stock of the Company in exchange for 7,000,000 shares of Back Channel’s common stock. Prior to the combination, Back Channel had 1,000,000 shares of common stock outstanding which were forward split on the basis of three for one.  The surviving entity is Pacific Land and Coffee Corporation.  Upon completion of the agreement, the combined Company essentially re-capitalized to have 10,000,000 shares outstanding.

The company has filed a registration statement with the Securities and Exchange Commission on Form SB-2.  The offering includes 3,000,000 shares of common stock of Pacific Land & Coffee Corporation, which are offered by the selling stockholders.  The expenses of the offering shall be paid by Pacific Land and Coffee.  Pacific Land and Coffee will not receive any proceeds from the sale of the selling stockholders.  Certain of the selling stockholders which were promoters or affiliates of Pacific Land and Coffee are deemed underwriters.

Note 4

Income Taxes

Below is a summary of deferred tax asset calculations on net operating loss carry forward amounts.  Loss carry forward amounts expire in 2025.  Currently there is no reasonable assurance that the Company will be able to take advantage of a deferred tax asset, thus, an offsetting allowance has been established for the deferred asset.

PACIFIC LAND AND COFFEE CORPORATION

[A Development Stage Company]

Notes to Financial Statements

March 31, 2005

Note 4

Income Taxes [Continued]

Balance Sheet

Pacific Land and Coffee Corporation
[A Development Stage Company]
Balance Sheet
March 31, 2005 and 2004
Assets
	2005	2004
Current Assets
Cash	$343	$1,609
Total Current Assets	343	1,609
Total Assets	$343	$1,609

Liabilities and Stockholders' Equity
Current Liabilites
Accounts Payable	$257	$0
Note Payable - Related Party	5,000	0
Accrued Interest - Related Party	172	0
Total Current Liabilities	5,429	0
Total Liabilities	5,429	0

Stockholders' Equity
Common Stock	10,000	10,000
Additional Paid in Capital	(6,020)	(6,020)
Retained Earnings	(9,066)	(2,371)
Total Stockholders Equity	(5,086)	1,609
Total Liabilities and Stockholers' Equity	$343	$1,609

Income

Pacific Land and Coffee Corporation
[A Development Stage Company]
Statement of Operations
For the Years Ended March 31, 2005 and 2004

	2005	2004
Revenues:
Sales	$18,621	$35,924
Total Revenues	18,621	35,924
Cost of Sales	16,727	31,465

Gross Profit	1,893	4,459
Expenses
Bank Charges	102	85
Taxes	180	0
Legal and Professional	8,060	4,754
Offering Costs	0	771
Office Expense	0	25
Franchise Tax	75	0
Total Expenses	8,417	5,635
Net Loss From Operations	(6,523)	(1,175)

Other Income (Expense):
Interest Expense	(172)	0
Total Other Income (Expense)	(172)	0

Net Income	$(6,695)	$(1,175)

Stockholders' Equity

Pacific Land and Coffee Corporation
[A Development Stage Company]
Statement of Stockholders' Equity
For the Years Ended March 31, 2005 and 2004

	2005	2004
Beginning Stockholders' Equity	$1,609	$2,785
Net Income	(6,695)	(1,176)
Ending Members' Equity	$(5,086)	$1,609

Balance Sheet Report

Pacific Land and Coffee Corporation
[A Development Stage Company]
Balance Sheet
March 31, 2005
Assets
Current Assets
Cash in Bank	$343
Total Current Assets	343
Total Assets	$343

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts Payable	$257
Due Related Party - Note 5	5,172
Total Current Liabilities	5,429
Total Liabilities	5,429

Stockholders' Deficit
Preferred Stock*1,000,000 shares authorized having a par value of $.001 per share, 1,000,000 shares issued and no shares outstanding	0
Common Stock--20,000,000 shares authorized having a par value of $.001 per share; 10,000,000 shares issued and outstanding - Note 3	10,000
Additional Paid-in Capital	(6,020)
Deficit accumulated during the development stage	(9,066)
Total Stockholders Deficit	(5,086)
Total Liabilities and Stockholders' Deficit	$343

Income Report

Pacific Land and Coffee Corporation
[A Development Stage Company]
Statement of Operations
For the Periods Ended March 31, 2005 and 2004
and for the Period from Inception [February 14, 2003] Through March 31, 2005
	Twelve Months March 31, 2005	Twelve Months March 31, 2004	February 14, 2003 through March 31, 2005
Revenues:
Sales	$18,621	$35,924	$54,545
Total Revenues	18,621	35,924	54,545
Cost of Sales	16,727	31,465	48,192

Gross Profit	1,894	4,459	6,353

General & Administrative Expenses	8,417	5,635	15,247

Net Loss From Operations	(6,523)	(1,176)	(8,894)

Other Income (Expense):
Interest Expense	(172)	0	(172)
Total Other Income (Expense)	(172)	0	(172)

Net Loss	$(6,695)	$(1,176)	$(9,066)

Net Loss Per Share	$(0.01)	$(0.01)	$(0.01)

Weighted Average Shares Outstanding - Note 1	10,000,000	10,000,000	10,000,000

Stockholders' Equity Report

Pacific Land and Coffee Corporation
[A Development Stage Company]
Statement of Stockholders' Equity (Deficit)
For the Periods Ended March 31, 2005 and 2004
and from Inception [February 14, 2003] Through March 31, 2005

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Net Stockholder's Equity (Deficit)
Balance, February 14, 2003	0	$0	$0	$0	$0
Shares issued to initial stockholders for cash at inception at approximately $1.00 per share	1,000	0	1,002		1,002
Contributed Capital-Corporate Organization and Start-up Costs, at Inception, Services and Costs at Estimated Fair Market Value			1,000		1,000
Net Loss From February 14, 2003(Inception) to March 31, 2003				(1,195)	(1,195)
Balance, March 31, 2003	1,000	0	2,002	(1,195)	807
Change in Outstanding Shares From a Recapitalization of the Company	9,999,000	10,000	(10,000)		0
Cash Contributed For Working Capital			1,978		1,978
Net Loss for Year Ended March 31, 2004				(1,176)	(1,176)
Balance, March 31, 2004	10,000,000	10,000	(6,020)	(2,371)	1,609
Net Loss for Year Ended March 31, 2005				(6,695)	(6,695)
Balance, March 31, 2005	10,000,000	10,000	(6,020)	(9,066)	(5,086)

Sheet1

Description	NOL Balance	Tax	Rate
Beginning Balance, April 1, 2004	2,371	356	0.150000
Current Year Net Loss	6,695	1,004	0.150000
Ending Balance, March 31, 2005	9,066	1,360	0.150000
Valuation Allowance		(1,360)
Deferred Tax Asset		-

Expected Provision [Based on Statutory Rates]			$(1,004)
Increase / (Decrease) in Valuation Allowance			1,004
Provision for Income Taxes			$-

Cashflow Report

Pacific Land and Coffee Corporation
[A Development Stage Company]
Statements of Cash Flows
For the Periods Ended March 31, 2005 and 2004
and from Inception [February 14, 2003] Through March 31, 2005

	Twelve Months March 31, 2005	Twelve Months March 31, 2004	February 14, 2003 through March 31, 2005
Cash Flows from Operating Activities
Net Loss	$(6,695)	$(1,176)	$(9,066)
Adjustments to reconcile net loss to net cash provided by operating activities
Contributed Capital-noncash fair market value of start-up and organization services and costs	0	0	1,000
Increase in accounts payable	429		429
Net Cash Used for Operating Activities	$(6,266)	$(1,176)	$(7,637)

Cash Flow from Financing Activities:
Proceeds from the sale of stock/contributed cash		1,978	2,980
Loan from related party	5,000		5,000
Net Cash provided by Financing activities	5,000	1,978	7,980

Net Increase (Decrease) in Cash	(1,266)	802	343

Beginning Cash Balance	1,609	807	0

Ending Cash Balance	$343	$1,609	$343

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for interest
Cash paid during the year for income taxes

The allowance has increased $1,004 from $356 as of March 31, 2004.

Reconciliation between income taxes at the statutory rate (15%) and the actual income tax provision for continuing operations follows:

Balance Sheet

Pacific Land and Coffee Corporation
[A Development Stage Company]
Balance Sheet
March 31, 2005 and 2004
Assets
	2005	2004
Current Assets
Cash	$343	$1,609
Total Current Assets	343	1,609
Total Assets	$343	$1,609

Liabilities and Stockholders' Equity
Current Liabilites
Accounts Payable	$257	$0
Note Payable - Related Party	5,000	0
Accrued Interest - Related Party	172	0
Total Current Liabilities	5,429	0
Total Liabilities	5,429	0

Stockholders' Equity
Common Stock	10,000	10,000
Additional Paid in Capital	(6,020)	(6,020)
Retained Earnings	(9,066)	(2,371)
Total Stockholders Equity	(5,086)	1,609
Total Liabilities and Stockholers' Equity	$343	$1,609

Income

Pacific Land and Coffee Corporation
[A Development Stage Company]
Statement of Operations
For the Years Ended March 31, 2005 and 2004

	2005	2004
Revenues:
Sales	$18,621	$35,924
Total Revenues	18,621	35,924
Cost of Sales	16,727	31,465

Gross Profit	1,893	4,459
Expenses
Bank Charges	102	85
Taxes	180	0
Legal and Professional	8,060	4,754
Offering Costs	0	771
Office Expense	0	25
Franchise Tax	75	0
Total Expenses	8,417	5,635
Net Loss From Operations	(6,523)	(1,175)

Other Income (Expense):
Interest Expense	(172)	0
Total Other Income (Expense)	(172)	0

Net Income	$(6,695)	$(1,175)

Stockholders' Equity

Pacific Land and Coffee Corporation
[A Development Stage Company]
Statement of Stockholders' Equity
For the Years Ended March 31, 2005 and 2004

	2005	2004
Beginning Stockholders' Equity	$1,609	$2,785
Net Income	(6,695)	(1,176)
Ending Members' Equity	$(5,086)	$1,609

Balance Sheet Report

Pacific Land and Coffee Corporation
[A Development Stage Company]
Balance Sheet
March 31, 2005
Assets
Current Assets
Cash in Bank	$343
Total Current Assets	343
Total Assets	$343

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts Payable	$257
Due Related Party - Note 5	5,172
Total Current Liabilities	5,429
Total Liabilities	5,429

Stockholders' Deficit
Preferred Stock*1,000,000 shares authorized having a par value of $.001 per share, 1,000,000 shares issued and no shares outstanding	0
Common Stock--20,000,000 shares authorized having a par value of $.001 per share; 10,000,000 shares issued and outstanding - Note 3	10,000
Additional Paid-in Capital	(6,020)
Deficit accumulated during the development stage	(9,066)
Total Stockholders Deficit	(5,086)
Total Liabilities and Stockholders' Deficit	$343

Income Report

Pacific Land and Coffee Corporation
[A Development Stage Company]
Statement of Operations
For the Periods Ended March 31, 2005 and 2004
and for the Period from Inception [February 14, 2003] Through March 31, 2005
	Twelve Months March 31, 2005	Twelve Months March 31, 2004	February 14, 2003 through March 31, 2005
Revenues:
Sales	$18,621	$35,924	$54,545
Total Revenues	18,621	35,924	54,545
Cost of Sales	16,727	31,465	48,192

Gross Profit	1,894	4,459	6,353

General & Administrative Expenses	8,417	5,635	15,247

Net Loss From Operations	(6,523)	(1,176)	(8,894)

Other Income (Expense):
Interest Expense	(172)	0	(172)
Total Other Income (Expense)	(172)	0	(172)

Net Loss	$(6,695)	$(1,176)	$(9,066)

Net Loss Per Share	$(0.01)	$(0.01)	$(0.01)

Weighted Average Shares Outstanding - Note 1	10,000,000	10,000,000	10,000,000

Stockholders' Equity Report

Pacific Land and Coffee Corporation
[A Development Stage Company]
Statement of Stockholders' Equity (Deficit)
For the Periods Ended March 31, 2005 and 2004
and from Inception [February 14, 2003] Through March 31, 2005

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Net Stockholder's Equity (Deficit)
Balance, February 14, 2003	0	$0	$0	$0	$0
Shares issued to initial stockholders for cash at inception at approximately $1.00 per share	1,000	0	1,002		1,002
Contributed Capital-Corporate Organization and Start-up Costs, at Inception, Services and Costs at Estimated Fair Market Value			1,000		1,000
Net Loss From February 14, 2003(Inception) to March 31, 2003				(1,195)	(1,195)
Balance, March 31, 2003	1,000	0	2,002	(1,195)	807
Change in Outstanding Shares From a Recapitalization of the Company	9,999,000	10,000	(10,000)		0
Cash Contributed For Working Capital			1,978		1,978
Net Loss for Year Ended March 31, 2004				(1,176)	(1,176)
Balance, March 31, 2004	10,000,000	10,000	(6,020)	(2,371)	1,609
Net Loss for Year Ended March 31, 2005				(6,695)	(6,695)
Balance, March 31, 2005	10,000,000	10,000	(6,020)	(9,066)	(5,086)

Sheet1

Description	NOL Balance	Tax	Rate
Beginning Balance, April 1, 2004	2,371	356	0.150000
Current Year Net Loss	6,695	1,004	0.150000
Ending Balance, March 31, 2005	9,066	1,360	0.150000
Valuation Allowance		(1,360)
Deferred Tax Asset		-

Expected Provision [Based on Statutory Rates]			$(1,004)
Increase / (Decrease) in Valuation Allowance			1,004
Provision for Income Taxes			$-

Cashflow Report

Pacific Land and Coffee Corporation
[A Development Stage Company]
Statements of Cash Flows
For the Periods Ended March 31, 2005 and 2004
and from Inception [February 14, 2003] Through March 31, 2005

	Twelve Months March 31, 2005	Twelve Months March 31, 2004	February 14, 2003 through March 31, 2005
Cash Flows from Operating Activities
Net Loss	$(6,695)	$(1,176)	$(9,066)
Adjustments to reconcile net loss to net cash provided by operating activities
Contributed Capital-noncash fair market value of start-up and organization services and costs	0	0	1,000
Increase in accounts payable	429		429
Net Cash Used for Operating Activities	$(6,266)	$(1,176)	$(7,637)

Cash Flow from Financing Activities:
Proceeds from the sale of stock/contributed cash		1,978	2,980
Loan from related party	5,000		5,000
Net Cash provided by Financing activities	5,000	1,978	7,980

Net Increase (Decrease) in Cash	(1,266)	802	343

Beginning Cash Balance	1,609	807	0

Ending Cash Balance	$343	$1,609	$343

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for interest
Cash paid during the year for income taxes

Note 5

Related Party Transactions

An officer of the Company is providing a mailing address to the Company without charge.  This service has been determined by the Company to have only nominal value.  As of March 31, 2005 no compensation has been paid or accrued to any officers or directors of the Corporation.

An officer and director of the Company prepared initial corporate documents and forms related to the incorporation of the Company at no cost to the Company.  The fair market value of the start-up and organizational services and costs were estimated to be $1,000.

On November 4, 2004 a related party loaned the company $5,000. The note and interest is due and payable upon demand.  The note bears an interest rate of 8.5% per anum.  As of March 31, 2005, the Company has accrued interest of $172.