Form 10QSB
period 2005-06-30
PACIFIC LAND & COFFEE CORP
filed 2005-08-15
CIK 1092791

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Title of Class

Number of Shares outstanding

at June 30, 2005

Transitional Small Business Format  Yes      No  X

No exhibits included.

PACIFIC LAND AND COFFEE CORPORATION.

(A Development Stage Company)

BALANCE SHEETS

(Unaudited)

ASSETS

March 31,

June 30,

2005

2005

Cash in bank

$

343

$

232

Total Current Assets

343

232

TOTAL ASSETS

$

343

$

232

LIABILITIES AND STOCKHOLDERS' EQUITY

   CURRENT LIABILITIES

Accounts Payable

$

257

$

3,498

Due Related Party-note 5

5,172

5,278

TOTAL CURRENT LIABILITIES

$

5,429

$

8,776

STOCKHOLDERS' EQUITY

Preferred Stock, $.001 par value; 1,000,000 shares

 authorized; no shares issued and outstanding

Common Stock, $.001 par value; 20,000,000 shares

 Authorized, 10,000,000

 shares issued and outstanding

10,000

10,000

Common stock issued at discount

(6,020)

(6,020)

Accumulated deficit during the development stage

(9,066)

(12,524)

TOTAL STOCKHOLDERS' EQUITY

(5,086)

(8,544)

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY

$

343

$

232

The accompanying notes are an integral part of the financial statements.

PACIFIC LAND AND COFFEE CORPORATION.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

CUMULATIVE

FROM INCEPTION

FOR THE THREE

FOR THE THREE

(FEBRUARY 14, 2003

MONTHS ENDED

MONTHS ENDED

TO

JUNE 30, 2004

JUNE 30, 2005

JUNE 30, 2005

Revenues

$

8,877

$

7,159

$

61,704

COST OF GOODS SOLD

7,691

6,784

54,976

GROSS PROFIT

1,186

375

6,728

OPERATING EXPENSES

   General and Administrative

2,389

3,727

18,974

TOTAL OPERATING EXPENSES

2,389

3,727

18,974

OTHER INCOME (EXPENSE):

   Interest Expense

--

(106)

(278)

NET (LOSS) BEFORE INCOME TAXES

(1,203)

(3,458)

(12,524)

PROVISION FOR INCOME TAXES

--

--

--

NET (LOSS)

(1,203)

(3,458)

(12,524)

NET (LOSS) PER SHARE

Nil

Nil

(.01)

WEIGHTED AVERAGE NUMBER OF SHARES

   OUTSTANDING

10,000,000

10,000,000

9,671,280

See accompanying Notes to Financial Statements.

PACIFIC LAND AND COFFEE CORPORATION.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

CUMULATIVE

FROM INCEPTION

FOR THE THREE

FOR THE THREE

(FEBRUARY 14, 2003

MONTHS ENDED

MONTHS ENDED

TO

JUNE 30, 2004

JUNE 30, 2005

JUNE 30, 2005

CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss

$

(1,203)

$

(3,458)

$

(12,524)

Contributed Capital – non-cash fair market

   value of start-up and organizational

    services and costs

--

--

1,000

Increase in accounts payable

--

3,347

3,776

Net cash flows from operating

   activities

$

(1,203)

$

(111)

$

(7,748)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from sale of common stock/

   contributed cash

--

--

2,980

Loan from related party

--

--

5,000

Net cash flows from financing

   activities

--

--

7,980

NET INCREASE (DECREASE) IN CASH

$

(1,203)

$

(111)

$

232

CASH BALANCE AT BEGINNING

  OF PERIOD

$

1,609

$

343

$

0

CASH BALANCE AT END OF PERIOD

$

406

$

232

$

232

Supplemental Disclosure of Cash Flow Information:

   Cash paid during the three months for interest

$

0

$

0

   Cash paid during the threee months for income taxes

$

0

$

0

See accompanying Notes to Financial Statements.

PACIFIC LAND AND COFFEE CORPORATION

(A Development Stage Compaby)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

June 30, 2005

Note 1

Interim Financial Statements

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2005 and the results of operations and cash flows for the three months ended June 30, 2005 and 2004 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s March 31, 2005 audited financial statements. The results of operations for the three months ended June 30, 2005 are not necessarily indicative of the results of operations to be expected for the full fiscal year.

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

Note 3

Related Party Transactions

An officer of the Company is providing a mailing address to the Company without charge.  This service has been determined by the Company to have only nominal value.  As of June 30, 2005 no compensation has been paid or accrued to any officers or directors of the Corporation.

An officer and director of the Company prepared initial corporate documents and forms related to the incorporation of the Company at no cost to the Company.  The fair market value of the start-up and organizational services and costs were estimated to be $1,000.

On November 4, 2004 a related party loaned the company $5,000. The note and interest is due and payable upon demand.  The note bears an interest rate of 8.5% per annum.  As of June 30, 2005, the Company has accrued interest of $278.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

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

Management’s experience in the coffee industry is that as typical for coffee brokerage and small specialty coffee sales, we do not have long term sales contracts. We do not have any written contracts for the sale of our product.  We produce and ship as purchase orders are received.  We must wait for future purchase orders to make sales in the future.  Because coffee prices are variable and demand can also be variable, we believe that selling under long term contracts would not be practicable in our industry.  Our purchase orders are payable net 30 days, but currently we are receiving payment immediately on shipment. The sales in the quarter ended June 30, 2005 were $7,159, recovering almost to the level of the 2004 quarter of $8,877. Gross margin as a percentage of sales decreased as a result of a new customer which was acquired during the quarter. Our general and administrative expenses primarily consisted of legal and professional fees related to our status as a public company.

Our plan of operation for calendar 2006 will depend on whether we obtain outside funding.  If we do not receive outside funding, our plan of operations will be simple.  Based entirely on our communications with our one customer, management believes, and has no reason to doubt, that we will continue to achieve the current level of sales (about $1,500 per month) without any significant marketing expenditures.  However, we cannot be certain of any future sales.  Management is confident that Pacific Land and Coffee can continue to enjoy at least its limited level of sales.  Management will use its current business contacts to attempt to achieve additional sales.  In particular, Mr. Coscina has 25 years experience in the coffee industry.  We expect to obtain purchase orders with other purchasers in the fiscal year which ends March 31, 2006.  There are no contingencies or conditions to the above sales other than our performance under purchase orders.  We will not require any outside funding to accomplish these sales, nor will we need to make any capital expenditures or hire employees and expect that we will slowly obtain additional  specialty coffee orders and green bean brokerage transactions.  Business expenses will be advanced by the officers, who will accrue salaries until the receipt of significant revenues.  It’s very difficult for management to project our sales for fiscal 2005.  Management is hopeful that sales will gradually increase but cannot guarantee sales will remain at current levels, sales will not decrease, nor that any increase will occur.

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

We do not have any agreements or understandings with respect to sources of capital.  We have not identified any potential sources.  Investors cannot expect that we will be able to raise any funds whatsoever. Even if we are able to find one or more sources of capital, it’s likely that we will not be able to raise the entire amount required initially, in which case our development time will be extended until such full amount can be obtained.  Even if we are successful in obtaining the required funding, we probably will need to raise additional funds at the end of 12 months.

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

      In some cases, you can identify forward-looking statements by terminology such as "may," "should," "could," "predict," "potential," "continue," "expect," "anticipate," "future," "intend," "plan," "believe," "estimate" and similar expressions (or the negative of such expressions). Any or all of our forward looking statements in this report and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Consequently, no forward looking statement can be guaranteed. In addition, we undertake no responsibility to update any forward-looking statement to reflect events or circumstances which occur after the date of this report.

Item 3. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. The Company=s principal executive officer and its principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d -14 (c) as of a date within 90 days prior to the filing of this Quarterly Report on Form 10QSB, have concluded that the Company’s disclosure controls and procedures are adequate and effective for the purposes set forth in the definition in Exchange Act rules.

(b) Changes in internal controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls subsequent to the date of their evaluation.

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

Reports on Form 8-K—None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC LAND AND

COFFEE CORPORATION

Date:

August 14, 2005

By:/s/ Alfred Coscina

Alfred Coscina,

Chief Financial Officer

(chief financial officer

and accounting officer and

duly authorized officer)