Form 10QSB
period 2005-09-30
PACIFIC LAND & COFFEE CORP
filed 2005-11-21
CIK 1092791

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

at September 30, 2005

Transitional Small Business Format  Yes      No  X

No exhibits included.

PACIFIC LAND AND COFFEE CORPORATION.

(A Development Stage Company)

BALANCE SHEETS

(Unaudited)

ASSETS

March 31,

September 30,

2005

2005

Cash in bank

$

343

$

809

Accounts Receivable

--

3,692

Total Current Assets

343

4,501

TOTAL ASSETS

$

343

$

4,501

LIABILITIES AND STOCKHOLDERS' EQUITY

   CURRENT LIABILITIES

Accounts Payable

$

257

$

6,617

Sales Tax Payable

--

113

Due Related Party-note 5

5,172

5,384

TOTAL CURRENT LIABILITIES

$

5,429

$

12,114

STOCKHOLDERS' EQUITY

Preferred Stock, $.001 par value; 1,000,000 shares

 authorized; no shares issued and outstanding

$

--

$

--

Common Stock, $.001 par value; 20,000,000 shares

 Authorized, 10,000,000

 shares issued and outstanding

10,000

10,000

Common stock issued at discount

(6,020)

(6,020)

Accumulated deficit during the development stage

(9,066)

(11,593)

TOTAL STOCKHOLDERS' EQUITY

(5,086)

(7,613)

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY

$

343

$

4,501

The accompanying notes are an integral part of the financial statements.

PACIFIC LAND AND COFFEE CORPORATION.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

                                       CUMULATIVE

                                               FROM INCEPTION

                              FOR THE THREE

                        FOR THE SIX

  (FEBRUARY 14, 2003)

                               MONTHS ENDED

                    MONTHS ENDED                  TO

                                                                                           SEPTEMBER 30,                       SEPTEMBER 30,          SEPTEMBER 30,2005

                                                                                      2004                        2005             2004                       2005

Revenues

 $       6,285                 $    10,175      $ 15,162

           $  17,334

        $

71,879

COST OF GOODS SOLD

         5,609                          7,657         13,300                     14,441

62,633

GROSS PROFIT

     676                          2,518

          1,862                       2,893

  9,246

OPERATING EXPENSES

   General and Administrative

              26

   1,481

           2,414                       5,208

20,455

TOTAL OPERATING EXPENSES

              26

                          1,481           2,414

                 5,208

20,455

OTHER INCOME (EXPENSE):

   Interest Expense

              --                            (106)               --

                  (212)

    (384)

NET (LOSS) BEFORE INCOME TAXES

            650

                            931            (552)                     (2,527)

         (11,593)

PROVISION FOR INCOME TAXES

               --

                                --

                 --                               --

                    --

NET (LOSS)                                                                 650

                          931

            (552)

                (2,527)

        (11,593)

NET (LOSS) PER SHARE

 $         .00                   $         .01

$

      .00

           $       (.01)

    $(.01)

WEIGHTED AVERAGE NUMBER OF SHARES

   OUTSTANDING

10,000,000                   10,000,000

  10,000,000              10,000,000

      9,702,815

See accompanying Notes to Financial Statements.

PACIFIC LAND AND COFFEE CORPORATION.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

CUMULATIVE

FROM INCEPTION

FOR THE SIX

FOR THE SIX

(FEBRUARY 14, 2003

MONTHS ENDED

MONTHS ENDED

TO

SEPTEMBER 30, 2004

SEPTEMBER 30, 2005

SEPTEMBER 30, 2005

CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (Loss)

$

(552)

$

(2,527)

$

(11,593)

Contributed Capital – non-cash fair market

   value of start-up and organizational

    services and costs

--

--

1,000

Increase in accounts receivable

                  (3,692)

                        (3,692)

Increase in accounts payable

--

6,685

7,114

Net cash flows from operating

   activities

$

(552)

$

466

$

(7,171)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from sale of common stock/

   contributed cash

--

--

2,980

Loan from related party

--

--

5,000

Net cash flows from financing

   activities

--

--

7,980

NET INCREASE (DECREASE) IN CASH

$

(552)

$

466

$

809

CASH BALANCE AT BEGINNING

  OF PERIOD

$

1,609

$

343

$

0

CASH BALANCE AT END OF PERIOD

$

1,057

$

809

$

809

Supplemental Disclosure of Cash Flow Information:

   Cash paid during the three months for interest

$

0

$

0

   Cash paid during the threee months for income taxes

$

0

$

0

See accompanying Notes to Financial Statements.

 PACIFIC LAND AND COFFEE CORPORATION

(A Development Stage Compaby)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

September 30, 2005

Note 1

Interim Financial Statements

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2005 and the results of operations and cash flows for the three and six months ended September 30, 2005 and 2004 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s March 31, 2005 audited financial statements. The results of operations for the three and six months ended September 30, 2005 are not necessarily indicative of the results of operations to be expected for the full fiscal year.

Note 2

Going Concern

The Company has limited operating capital with limited revenue from operations. The Company’s success of future operations is dependent upon the Company’s ability to meet its future financing requirements.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Note 3

Related Party Transactions

An officer of the Company is providing a mailing address to the Company without charge.  This service has been determined by the Company to have only nominal value.  As of September 30, 2005 no compensation has been paid or accrued to any officers or directors of the Corporation.

An officer and director of the Company prepared initial corporate documents and forms related to the incorporation of the Company at no cost to the Company.  The fair market value of the start-up and organizational services and costs were estimated to be $1,000.

On November 4, 2004 a related party loaned the company $5,000. The note and interest is due and payable upon demand.  The note bears an interest rate of 8.5% per annum.  As of September 30, 2005, the Company has accrued interest of $384.

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

Management’s experience in the coffee industry is that as typical for coffee brokerage and small specialty coffee sales, we do not have long term sales contracts. We do not have any written contracts for the sale of our product.  We produce and ship as purchase orders are received.  We must wait for future purchase orders to make sales in the future.  Because coffee prices are variable and demand can also be variable, we believe that selling under long term contracts would not be practicable in our industry.  Our purchase orders are payable net 30 days, but currently we are receiving payment immediately on shipment. The sales in the quarter ended September 30, 2005 were $10,175, compared to $6,285 in the 2004 quarter. Gross margin as a percentage of sales decreased as a result of new customers. Our general and administrative expenses primarily consisted of legal and professional fees related to our status as a public company.  Sales in the six months ended September 30, 2005 were $17,334, compared to $15,162 in the six months ended September 30, 2004.  The increase is due to new customers.

Our plan of operation for calendar 2006 will depend on whether we obtain outside funding.  If we do not receive outside funding, our plan of operations will be simple.  Based entirely on our communications with our one customer, management believes, and has no reason to doubt, that we will continue to achieve the current level of sales (about $1,500 per month) without any significant marketing expenditures.  However, we cannot be certain of any future sales.  Management is confident that Pacific Land and Coffee can continue to enjoy at least its limited level of sales.  Management will use its current business contacts to attempt to achieve additional sales.  In particular, Mr. Coscina has 25 years experience in the coffee industry.  We expect to obtain purchase orders with other purchasers in the fiscal year which ends March 31, 2006.  There are no contingencies or conditions to the above sales other than our performance under purchase orders.  We will not require any outside funding to accomplish these sales, nor will we need to make any capital expenditures or hire employees and expect that we will slowly obtain additional  specialty coffee orders and green bean brokerage transactions.  Business expenses will be advanced by the officers, who will accrue salaries until the receipt of significant revenues.  It’s very difficult for management to project our sales for fiscal 2006.  Management is hopeful that sales will gradually increase but cannot guarantee sales will remain at current levels, sales will not decrease, nor that any increase will occur.

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

Item 3. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. The Company’s principal executive officer and its principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d -14 (c) as of a date within 90 days prior to the filing of this Quarterly Report on Form 10QSB, have concluded that the Company’s disclosure controls and procedures are adequate and effective for the purposes set forth in the definition in Exchange Act rules.

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

November 14, 2005

By:/s/ Alfred Coscina

Alfred Coscina,

Chief Financial Officer

(chief financial officer

and accounting officer and

duly authorized officer)