Form 10QSB
period 2005-12-31
PACIFIC LAND & COFFEE CORP
filed 2006-02-14
CIK 1092791

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

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

Yes  X      No

Indicate by check mark whether the Registrant is a shell company as (as defined in Rule 12b-2 of the Exchange Act).    Yes  ___    No  __X__

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common Stock, $.001 par value

      10,000,000

Title of Class

Number of Shares outstanding

at December 31, 2005

Transitional Small Business Format  Yes      No  X

PACIFIC LAND AND COFFEE CORPORATION.

(A Development Stage Company)

BALANCE SHEETS

(Unaudited)

ASSETS

March 31,

December 31,

2005

2005

Cash in bank

$

343

$

1,166

Accounts Receivable

--

2,147

Total Current Assets

343

3,313

TOTAL ASSETS

$

343

$

3,313

LIABILITIES AND STOCKHOLDERS' EQUITY

   CURRENT LIABILITIES

Accounts Payable

$

257

$

3,185

Sales Tax Payable

--

153

Due Related Party-note 5

5,172

9,130

TOTAL CURRENT LIABILITIES

$

5,429

$

12,468

STOCKHOLDERS' EQUITY

Preferred Stock, $.001 par value; 1,000,000 shares

 authorized; no shares issued and outstanding

$

--

$

--

Common Stock, $.001 par value; 20,000,000 shares

 Authorized, 10,000,000

 shares issued and outstanding

10,000

10,000

Common stock issued at discount

(6,020)

(6,020)

Accumulated deficit during the development stage

(9,066)

(13,135)

TOTAL STOCKHOLDERS' EQUITY

(5,086)

(9,155)

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY

$

343

$

3,313

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

(Unaudited)

                                                                                                                                     CUMULATIVE

                                                                                                                                                                                  FROM INCEPTION

FOR THE THREE

FOR THE NINE

(FEBRUARY 14, 2003)

MONTHS ENDED

MONTHS ENDED

TO

DECEMBER 31,

DECEMBER 31,

DECEMBER 31,

2004

2005

2004

2005

2005

Revenues

$

--

$

8,068

$

15,162

$

25,402

$

79,947

COST OF GOODS SOLD

--

6,740

13,300

21,181

69,373

GROSS PROFIT

--

1,328

1,862

4,221

10,574

OPERATING EXPENSES

   General and Administrative

5,029

2,724

7,443

7,932

23,179

INCOME (LOSS) FROM OPERATIONS

(5,029)

(1,396)

(5,581)

(3,711)

(12,605)

OTHER INCOME (EXPENSE):

   Interest Expense

(397)

(146)

(397)

(358)

(530)

NET (LOSS) BEFORE INCOME TAXES

(5,426)

(1,542)

(5,978)

(4,069)

(13,135)

PROVISION FOR INCOME TAXES

--

--

--

--

--

NET (LOSS)

(5,426)

(1,542)

(5,978)

(4,069)

(13,135)

NET (LOSS) PER SHARE

$

(.01)

$

(.01)

$

(.01)

$

(.01)

$

(.01)

WEIGHTED AVERAGE NUMBER OF SHARES

   OUTSTANDING

10,000,000

10,000,000

10,000,000

10,000,000

9,728,830

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

                                                        FOR THE NINE

FOR THE NINE

          (FEBRUARY 14, 2003

                                                         MONTHS ENDED             MONTHS ENDED            TO

DECEMBER 31, 2004      DECEMBER 31, 2005

DECEMBER 31, 2005

CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (Loss)

$

(5,978)

$

(4,069)

$

(13,135)

Contributed Capital – non-cash fair market

 value of start-up and organizational

 services and costs

--

--

1,000

Increase in accounts receivable

(2,147)

(2,147)

Increase in inventory

(692)

Increase in related party accounts payable

397

Increase in accounts payable

140

3,439

3,868

Net cash flows from operating

activities

$

(6,133)

$

(2,777)

$

(10,414)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from sale of common stock/

contributed cash

--

--

2,980

Loan from related party

5,000

3,600

8,600

Net cash flows from financing

activities

--

--

11,580

NET INCREASE (DECREASE) IN CASH

$

(1,133)

$

823

$

1,166

CASH BALANCE AT BEGINNING

OF PERIOD

$

1,609

$

343

$

0

CASH BALANCE AT END OF PERIOD

$

476

$

1,166

$

1,166

Supplemental Disclosure of Cash Flow Information:

Cash paid during the three months for interest

$

0

$

0

$

0

Cash paid during the three months for income taxes

$

0

$

0

$

0

See accompanying Notes to Financial Statements.

 PACIFIC LAND AND COFFEE CORPORATION

(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

December 31, 2005

Note 1

Interim Financial Statements

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of December 31, 2005 and the results of operations and cash flows for the three and nine months ended December 31, 2005 and 2004 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s March 31, 2005 audited financial statements. The results of operations for the three and nine months ended December 31, 2005 are not necessarily indicative of the results of operations to be expected for the full fiscal year.

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

Note 3

Related Party Transactions

An officer of the Company is providing a mailing address to the Company without charge.  This service has been determined by the Company to have only nominal value.  As of December 31, 2005 no compensation has been paid or accrued to any officers or directors of the Corporation.

An officer and director of the Company prepared initial corporate documents and forms related to the incorporation of the Company at no cost to the Company.  The fair market value of the start-up and organizational services and costs were estimated to be $1,000.

On November 4, 2004 a related party loaned the company $5,000. On November 20, 2005 the related party loaned an additional $2,000 and on December 5, 2005 an additional $1,600.  The note and interest is due and payable upon demand.  The note bears an interest rate of 8.5% per annum.  As of December 31, 2005, the Company has accrued interest of $530.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

We receive revenues from the sale of roasted blends of coffee beans. We also brokered 2  green bean orders in the quarter ended December 31, 2003. With respect to coffee brokerage orders, we do not take ownership of the green beans, but only receive a commission on the sale. This contrasts with the sales of roasted blend, in which we purchase the materials and resell to the purchaser.

Management’s experience in the coffee industry is that as typical for coffee brokerage and small specialty coffee sales, we do not have long term sales contracts. We do not have any written contracts for the sale of our product.  We produce and ship as purchase orders are received.  We must wait for future purchase orders to make sales in the future.  Because coffee prices are variable and demand can also be variable, we believe that selling under long term contracts would not be practicable in our industry.  Our purchase orders are payable net 30 days, but currently we are receiving payment immediately on shipment. The sales in the nine and three months ended December 31, 2005 increased substantially compared to the 2004 periods as a result of adding additional customers. Our gross margin increased because of the better margins to new customers. Our general and administrative expenses primarily consisted of legal and professional fees related to our status as a public company.

Our plan of operation for calendar 2006 will depend on whether we obtain outside funding.  If we do not receive outside funding, our plan of operations will be simple.  Based entirely on our communications with our one customer, management believes, and has no reason to doubt, that we will continue to achieve the current level of sales (about $1,500 per month) without any significant marketing expenditures.  However, we cannot be certain of any future sales.  Management is confident that Pacific Land and Coffee can continue to enjoy at least its limited level of sales.  Management will use its current business contacts to attempt to achieve additional sales.  In particular, Mr. Coscina has 25 years experience in the coffee industry.  We are continually adding customers and expect to continue to add customers.  There are no contingencies or conditions to the above sales other than our performance under purchase orders.  We will not require any outside funding to accomplish these sales, nor will we need to make any capital expenditures or hire employees and expect that we will slowly obtain additional  specialty coffee orders and green bean brokerage transactions.  Business expenses are being advanced by the officers, who will accrue salaries until the receipt of significant revenues.  As of December 31, 2005, $8,600 had been loaned by officers to fund the Company’s operating deficit.  Management is hopeful that sales will gradually increase but cannot guarantee sales will remain at current levels, sales will not decrease, nor that any increase will occur.

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

February 14, 2006

By:/s/ Alfred Coscina

Alfred Coscina,

Chief Financial Officer

(chief financial officer

and accounting officer and

duly authorized officer)