Form 10KSB
period 2006-03-31
PACIFIC LAND & COFFEE CORP
filed 2006-07-13
CIK 1092791

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

[x]

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended March 31, 2006

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

                                           YES   X        NO

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State issuer's revenues for its most recent fiscal year: $32,366.

The aggregate market value of the voting stock held by non-affiliates of the registrant as of July 10, 2006 was $900,000 based on a closing sale price of $.30 on that date.

The number of shares outstanding of the issuer's classes of Common Stock as of March 31, 2006:

Common Stock, $.001 Par Value - 10,000,000 shares

Transitional Small Business Format     Yes [      ]   No [  X  ]

DOCUMENTS INCORPORATED BY REFERENCE:  NONE

0

PART I

Item 1.

DESCRIPTION OF BUSINESS

Background

On May 20, 2003, Pacific Land and Coffee Corporation, formerly known as Back Channel Investments, Inc., a publicly reporting Delaware corporation formed in April 1994 solely to seek for and make an acquisition, entered into an acquisition agreement whereby it acquired all of the common stock of Pacific Land and Coffee Corporation, a Hawaii corporation formed on February 14, 2003.  There were two officers, directors and shareholders of the Hawaii corporation.  The acquisition was effected as a tax free share exchange, with the two shareholders of Pacific Land and Coffee Corporation (Hawaii) receiving 7,000,000 new shares of common stock and the existing shareholders of the Delaware parent retaining all of their 3,000,000 shares (after giving effect to a 3-for-1 forward stock split) of common stock, which were originally issued in April 1994 for total consideration of $1,015 ($.0003 per share).  The stockholders of Pacific Land and Coffee Corporation (Hawaii) believed that the acquisition would enable their company to benefit from being part of a reporting company, that the combined entity would likely be able to become publicly trading, and that it would be better able to attract debt or equity financing for its business. No promoter or any other person was paid or compensated in connection with the acquisition.  Jehu Hand, the founder and former President of Back Channel is currently Pacific Land’s counsel.  There was no particular value assigned to the shares of either company since neither had any appreciable assets or history of operations.  The Delaware corporation subsequently changed its name from Back Channel Investments, Inc. to Pacific Land and Coffee Corporation.  Unless we state otherwise, all references to Pacific Land and Coffee refer to the combined entity.

The executive offices of the Company are located at 1650 Ala Moana, Suite 507, Honolulu, Hawaii 96815.  Its telephone number is (808) 371-4266.

Risk Factors

The securities of Pacific Land and Coffee are highly speculative and very risky.  Before you buy consider the following risk factors and the rest of this report.

We are still in the development stage and may never be successful.

Pacific Land and Coffee's activities have been limited.  We have only a few customers to date, to whom the first orders were shipped in the quarter ended September, 2003.  Our cumulative losses since inception to March 31, 2006 are $16,799.  There can be no assurance that Pacific Land and Coffee will be able to market its coffee and coffee related products, achieve a significant level of sales or attain profitability, although Pacific Land and Coffee can continue to exist indefinitely at its current level of sales.  If we do not increase our level of sales our common stock will not attain any value in any market that might develop, and investors will not be able to realize any value from their ownership of shares.

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

If we receive less than all of the $300,000 in funding we require, most of the first $100,000 we receive will be used for salaries of sales associates or sales representatives, but not for management.  The remainder of the first

$100,000 will be used for other marketing expenses.  As a result, we will be expending these amounts and not purchasing inventory which can be resold

Pacific Land and Coffee has no long term or firm contracts with customers.

We have only a limited number of customers, to whom we ship as purchase orders are received.  Customers are under no contractual obligation to purchase our products.  We do not have a firm contract with any other customer. Because of our lack of history of operations and limited sales, lack of sales in a short period of time would cause us to suspend operations.

If our customers decided to no longer purchase from us, or significantly reduced the quantity or frequency of orders, we would have no sales.  In that event, if we are unable to obtain one or more new customers, we will not have any sales.  If we do not have any sales we cannot continue operations.

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

Until such time as we obtain $300,000 in funding, management is not devoting full time to Pacific Land and Coffee’s business.  As a result, management is conducting only limited marketing of our products, and we only have a few customers.  For so long as management is not full time, we cannot anticipate any significant increases in sales.  In addition, because management is not receiving any salary, they are devoting most of their time to other business activities.  Consequently, management may have a conflict of interest between their duties to Pacific Land and Coffee and their other business activities.

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

We have no website at present but we intend to develop one in the near future.  We have not contracted with any party to develop a website, but have discussed web design with several independent consultants. We plan to select a designer for the website as merited by business needs.  We do not believe that, in general, our potential customers currently use the internet to locate green bean coffee brokers  locate nor to source specialty coffee blends, and we believe the lack of a website will have only minimal, if any, impact on our business for the near future.  Although it is possible that lack of a website will cause us to miss obtaining a potential customer, developing and maintaining a website is not yet a worthwhile use of resources.

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

Private label coffee. From our leased roaster in Honolulu, Hawaii, we intend to roast, blend, package and distribute coffee under private labels for companies worldwide.  Our private label coffee will be distributed in foil bags and brick packs in a variety of sizes.  We intend to produce private label coffee for customers primarily hotels, restaurants, and retail stores who desire to sell coffee under their own name but do not want to engage in the manufacturing process. Sellers of private label coffee seek to achieve a similar quality at a lower cost to the national brands representing a better value for the consumer.  Our first order was in September 2003 to produce private label roasted coffee for a Japanese customer, Jungle Coffee.  Currently, we have a limited number of customers and small orders.   For larger orders that require additional production capacity, we intend to arrange for subcontractors in strategic locations (but have not yet made any agreements) to produce product according to our specifications.

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

Raw Materials

 Coffee is a commodity traded on the Commodities and Futures Exchange. Coffee prices are subject to fluctuation. Over the past five years, the average price per pound of coffee beans ranged from approximately $.42 to $3.18. The price for Columbian Mild Arabica coffee beans on the New York Exchange as of July 7, 2006 was $1.09 per pound.

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

In the event we lose our current customers and do not obtain any other customers, we will cease business operations. We have not formulated any contingency plans to take effect in the event our business operations cease.

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

LEGALPROCEEDINGS

Pacific Land and Coffee is not a party to any pending legal  proceeding.

Item 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 2006.

PART II

Item 5.

MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock commenced trading in the quarter ended June 30, 2005 under the symbol PLCF.OB on the OTC Bulletin Board. The high and low closing prices were $.10 and $.30 from inception of trading until June 30, 2006.  As of June 30, 2006, there were approximately 120 record holders of common stock.

There are no warrants or options outstanding and no registration rights have been granted.  At the present time 10,000,000 shares are outstanding, including 3,000,000 which were outstanding prior to the acquisition of Pacific Land and Coffee (Hawaii).  These 3,000,000 shares were registered for sale in a registration statement on Form SB-2 declared effective on November 12, 2004.

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

Management’s experience in the coffee industry is that as typical for coffee brokerage and small specialty coffee sales, we do not have long term sales contracts. We do not have any written contracts for the sale of our product.  We produce and ship as purchase orders are received.  We must wait for future purchase orders to make sales in the future.  Because coffee prices are variable and demand can also be variable, we believe that selling under long term contracts would not be practicable in our industry.  Our purchase orders are payable net 30 days, but currently we are receiving payment immediately on shipment. The sales in the year ended March 31, 2006 were $32,366, or almost recovering to 2004 sales of $35,924, and compared to sales of $18,621 in 2005.  The gross margin as a percentage of sales improved from 10% to 11%. Our general and administrative expenses primarily consisted of legal and professional fees related to our status as a public company.   These expenses increased in 2006 primarily due to higher costs associated with our public company status.

Our plan of operation for fiscal 2007 will depend on whether we obtain outside funding.  If we do not receive outside funding, our plan of operations will be simple.  Based entirely on our communications with our primary customer, management believes, and has no reason to doubt, that we will continue to achieve the current level of sales (about $2,600 per month) without any significant marketing expenditures.  However, we cannot be certain of any future sales.  Management is confident that Pacific Land and Coffee can continue to enjoy at least its limited level of sales.  Management will use its current business contacts to attempt to achieve additional sales.  In particular, Mr. Coscina has 26 years experience in the coffee industry.  We expect to obtain purchase orders with other purchasers in the fiscal  year which ends March 31, 2007.  There are no contingencies or conditions to the above sales other than our performance under purchase orders.  We will not require any outside funding to accomplish these sales, nor will we need to make any capital expenditures or hire employees and expect that we will slowly obtain additional  specialty coffee orders and green bean brokerage transactions.  Business expenses will be advanced by the officers, who will accrue salaries until the receipt of significant revenues.  It’s very difficult for management to project our sales for fiscal 2007.  Management is hopeful that sales will gradually increase but cannot guarantee sales will remain at current levels, sales will not decrease, nor that any increase will occur.

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

Item 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Pacific Land and Coffee Corporation [a development stage company]:

We have audited the accompanying balance sheet of Pacific Land and Coffee Corporation [a development stage company] as of  March  31, 2006, and the related statements of operations, stockholders' deficit, and cash flows for the periods ended March 31, 2006 and 2005 and for the period from inception [February 14, 2003] through March 31, 2006.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pacific Land and Coffee Corporation [a development stage company] as of March 31, 2006, and the results of its operations and cash flows for the periods ended March 31, 2006 and 2005 and for the period from inception [February 14, 2003] to March 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Pacific Land and Coffee Corporation will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has limited operating capital with limited revenue from operations.  Realization of a major portion of the assets is dependent upon the Company’s ability to meet its future financing requirements, and the success of future operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Mantyla McReynolds, LLC

Salt Lake City, Utah

June 29, 2006

See accompanying notes to financial statements

See accompanying notes to financial statements

Pacific Land and Coffee Corporation
[A Development Stage Company]
Statement of Stockholders' Equity (Deficit)
For the Period from Inception [February 14, 2003] Through March 31, 2006

	Common Shares	Common Stock	Capital in Deficit of Par Value	Accumulated Deficit	Net Stockholder's Equity (Deficit)
Balance, February 14, 2003	0	$ 0	$ 0	$ 0	$ 0
Shares issued to initial stockholders for cash at inception at approximately $1.00 per share	1,000	0	1,002		1,002
Contributed Capital-Corporate Organization and Start-up Costs, at Inception, Services and Costs at Estimated Fair Market Value			1,000		1,000
Net Loss From February 14, 2003(Inception) to March 31, 2003				(1,195)	(1,195)
Balance, March 31, 2003	1,000	0	2,002	(1,195)	807
Change in Outstanding Shares From a Recapitalization of the Company	9,999,000	10,000	(10,000)		0
Cash Contributed For Working Capital			1,978		1,978
Net Loss for Year Ended March 31, 2004				(1,176)	(1,176)
Balance, March 31, 2004	10,000,000	10,000	(6,020)	(2,371)	1,609
Net Loss for Year Ended March 31, 2005				(6,695)	(6,695)
Balance, March 31, 2005	10,000,000	10,000	(6,020)	(9,066)	(5,086)
Net Loss for Year Ended March 31, 2006				(7,733)	(7,733)
Balance, March 31, 2006	10,000,000	10,000	(6,020)	(16,799)	(12,819)

See accompanying notes to financial statements

See accompanying notes to financial statements

PACIFIC LAND AND COFFEE CORPORATION

[A Development Stage Company]

Notes to Financial Statements

March 31, 2006

Note 1

Organization and Summary of Significant Accounting Policies

(a) Organization

Pacific Land and Coffee Corporation (the Company) was organized under the laws of the State of Hawaii on February 14, 2003 and has elected a fiscal year end of March 31st. The Company was organized for the purpose of the research and development of tropical plantation plants, to own and sell real and personal property and to sell products. Currently the Company is selling coffee and/or coffee related products.

On May 20, 2003, the Company combined with Back Channel Investments, Inc., in a reverse merger pursuant to an Agreement and Plan of Reorganization.  Back Channel acquired all the outstanding shares of common stock of the Company in exchange for 7,000,000 shares of Back Channel’s common stock.  The surviving entity is Pacific Land and Coffee Corporation.  Upon completion of the agreement, the combined Company essentially re-capitalized to have 10,000,000 shares outstanding.  No change in net book value or goodwill was recognized.  The pre-merger financial statements of Pacific Land and Coffee are now the historical financial statements of the Combined Company.

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

(c) Use of Estimates in Preparation of Financial Statements

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

PACIFIC LAND AND COFFEE CORPORATION

[A Development Stage Company]

Notes to Financial Statements

March 31, 2006

Note 1

Organization and Summary of Significant Accounting Policies [continued]

(d) Basic Loss Per Common Share

Basic loss per common share has been calculated based on the weighted average number of shares outstanding. In accordance with Financial Accounting Standards No. 128, “Earnings Per Share,” basic loss per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share is computed using weighted average number of common shares plus dilutive common shares equivalents outstanding during the period using the treasury stock method. Because the Company incurred losses for the years ended March 31, 2006 and 2005, the effect of any equivalent shares for each year would be excluded from the loss per share computation since the impact would be antidilutive. There were no common stock equivalents outstanding at March 31, 2006.

(e) Revenue Recognition

The Company recognizes revenues in accordance with the Securities and Exchange Commission, Staff Accounting Bulletin (SAB) number 104, “Revenue Recognition.”  SAB 104 clarifies application of U. S. generally accepted accounting principles to revenue transactions.

To date, the Company has recognized revenue primarily from sales to one customer.  Revenue on coffee and accessory sales is recognized as products are delivered to the customer or retailer.  That is, the arrangements of the sale are documented, the product is delivered to the customer or the retailer, the pricing becomes final, and collectibility is reasonably assured.  The Company may also recognize revenue from brokered coffee sales.  This revenue is recognized when the transaction is complete and based on the contract terms.  Brokered coffee sales shall be recorded as the net commission recognizable to the Company.  To date, no brokered revenue has been recognized.

The Company records accounts receivable for sales which have been delivered but for which money has not been collected.  The balance uncollected as of March 31, 2006 was $1,401.  At March 31, 2006 the Company had an allowance for uncollectible accounts of $102. The allowance for doubtful accounts, which is based upon management’s evaluation of numerous factors, including a predictive analysis of the outcome of the current portfolio and prior credit loss experience, is deemed adequate to cover reasonably expected losses inherent in outstanding receivables. The Company charges off uncollectible accounts when management estimates no possibility of collecting the related receivable. For customer purchases paid in advance, the Company records a liability until products are shipped.  There was no outstanding unearned revenue from product sales as of March 31, 2006.

PACIFIC LAND AND COFFEE CORPORATION

[A Development Stage Company]

Notes to Financial Statements

March 31, 2006

Note 1

Organization and Summary of Significant Accounting Policies [continued]

(f) Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

(g)

Recently Issued Accounting Standards

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140”. The statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips are not subject to the requirements of Statement 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The Statement is effective for financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. The Company is currently evaluating whether the Statement will have any impact on its financial statements.

In February 2006, the FASB issued Staff Position No. FAS 123(R)-4, “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event”. This position addresses the classification of options and similar instruments issued as employee compensation that allow for cash settlement upon the occurrence of a contingent event, amending paragraphs 32 and A229 of SFAS No. 123 (revised 2004), “Share-Based Payment”. As the Company has not traditionally paid compensation through the issuance of equity securities, no impact is expected on its financial statements.

In October 2005, the FASB issued Staff Position No. FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period”. This position addresses the accounting for rental costs associated with operating leases that are incurred during a construction period. Management believes that this position has no application to the Company.

PACIFIC LAND AND COFFEE CORPORATION

[A Development Stage Company]

Notes to Financial Statements

March 31, 2006

Note 1

Organization and Summary of Significant Accounting Policies [continued]

(g)

Recently Issued Accounting Standards [continued]

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS No. 154”), which replaced Accounting Principles Board Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principles. It requires retrospective application to prior periods’ financial statements of changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  The impact on the Company’s operations will depend on future accounting pronouncements or changes in accounting principles.

In March 2005, the FASB issued FASB Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations.” FIN 47 clarifies that the term “Conditional Asset Retirement Obligation” as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligation,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a Conditional Asset Retirement Obligation if the fair value of the liability can be reasonably estimated. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Management does not believe the adoption of FIN 47 has a material affect on the Company’s financial position, results of operations or cash flows.

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

The Company is developing its operations for the sale of coffee. Further, efforts are being made to market the Company's business to potential consumers. If the Company is unsuccessful in these efforts and cannot attain sufficient coffee sales to permit profitable operations or if it cannot obtain a source of funding or investment, it may substantially curtail or terminate its operations.

PACIFIC LAND AND COFFEE CORPORATION

[A Development Stage Company]

Notes to Financial Statements

March 31, 2006

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

Note 4

Income Taxes

Below is a summary of deferred tax asset calculations on net operating loss carry forward amounts.  Loss carry forward amounts expire in 2026.  Currently there is no reasonable assurance that the Company will be able to take advantage of a deferred tax asset, thus, an offsetting allowance has been established for the deferred asset.

The allowance has increased $2,235 from $1,360 as of March 31, 2005.

PACIFIC LAND AND COFFEE CORPORATION

[A Development Stage Company]

Notes to Financial Statements

March 31, 2006

Note 4

Income Taxes [continued]

Reconciliation between income taxes at the statutory rate (21.4%) and the actual income tax provision for continuing operations follows:

Note 5

Related Party Transactions

An officer of the Company is providing a mailing address to the Company without charge.  This service has been determined by the Company to have only nominal value.  As of March 31, 2006 no compensation has been paid or accrued to any officers or directors of the Corporation.

An officer and director of the Company prepared initial corporate documents and forms related to the incorporation of the Company at no cost to the Company.  The fair market value of the start-up and organizational services and costs were estimated to be $1,000.

On November 4, 2004 a related party loaned the company $5,000. The note and interest are due and payable upon demand.  The note bears an interest rate of 8.5% per anum.  As of March 31, 2006, the Company has accrued interest of $597.

On November 26, 2005 a related party loaned the Company $2,000. The note is non-interest bearing and is due and payable upon demand.

On December 2, 2005 a related party loaned the Company $1,600. The note is non-interest bearing and is due and payable upon demand.

Note 6

Significant Concentration of Credit Risk

The Company's concentration of activities is primarily in the State of Hawaii.  The Company sells coffee acquired from its Hawaiian suppliers. Accordingly, should the Company's suppliers fail to perform according to the terms of their contract; the Company would be required to seek relief through the legal system as an unsecured creditor.

Item 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None; Not applicable.

Item 8A.

CONTROLS AND PROCEDURES.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this Annual

Report on Form 10-KSB our disclosure controls and procedures were effective to enable us to accurately record, process, summarize and report certain information required to be included in the Company’s periodic SEC filings within the required time periods, and to accumulate and communicate to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 8B.

OTHER INFORMATION. Not Applicable.

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

Dale G. Nielsen

Chief Executive Officer and Director

Alfred Coscina

Chief Financial Officer, Secretary and Director

Dale G. Nielsen, 57, has been president of General Pacific, Inc., for more than the past five years.  General Pacific, Inc. consults on real estate, retailing and telecommunications.

Alfred Coscina, 67, has been founder and president of Daga Restaurant Ware, Coscina Brothers Coffee Company and Kona Wave Coffee Company since 1978.  Prior to 1973 he was owner of Boston Insulated Wire and Cable and Rockbestos Wire and Cable.  He graduated with a degree in psychology from Alfred University and he attended graduate courses in pyschology at the University of Buffalo and the University of New Mexico.

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

ANNUALCOMPENSATION

LONG TERM COMPENSATION

Name and

Other Annual

Awards

Payouts

All

Principal Position

Year

Salary

Bonus

Compensation

Other

Restricted

Securities

 LTIP

Compensation

Stock

Underlying

Payouts ($)

Awards ($)

Options SARs(#)

 Dale G. Nielsen

2006

$

0

0

0

0

0

0

0

 CEO

2005

0

0

0

0

0

0

2004

0

0

0

0

0

0

0

Alfred Coscina

2006

$

0

0

0

0

0

0

0

 CFO

2005

0

0

0

0

0

0

2004

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

Item 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information relating to the beneficial ownership of Company common stock as of March 31, 2006 by  (i) each person known by Pacific Land and Coffee to be the beneficial owner of more than 5% of the outstanding shares of common stock  and (ii) each of Pacific Land and Coffee's directors and executive officers.  Unless otherwise noted below, Pacific Land and Coffee believes that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.  For purposes hereof, a person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof upon the exercise of warrants or options or the conversion of convertible securities.  Each beneficial owner's percentage ownership is determined by assuming that any warrants, options or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days from the date hereof, have been exercised.

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

We sublease a roaster facility in Hawaii from a limited liability company owned by Alfred Coscina, an officer and director. Through March 31, 2006 no usage had occurred under this lease.

On November 4, 2004, the President, Dale Nielsen, loaned the Company $5,000. The note and interest is due and payable upon demand.  The note bears an interest rate of 8.5% per annum.  As of March 31, 2006, the Company has accrued interest of $597.  Mr. Nielsen loaned additional $2,000 and $1,600 on November 26 and December 2, 2005, respectively.  The loans are non-interest bearing and are due on demand.

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

Filed with Amendment No. 1 to Registration Statement 333-105564 and incorporated by reference(5)

(b)

Reports on Form 8-K.- None

Item 14. Principal Accountant Fees and Services.

Audit Fees

Our  principal  accountants,  Mantyla, McReynolds LLC,  billed us $8,481 and $4,879  for audit fees and review of quarterly  filings in the fiscal years ended  March 31, 2006 and 2005, respectively.

There were $522 and $468, respectively  paid in audit related fees, tax fees and all other  fees to Mantyla McReynolds  during the year  ended  March 31, 2006 and 2005.

Audit Committees pre-approval policies and procedures.

We do not have an audit  committee.  Our  engagement  of  Mantyla McReynolds LLC  was approved  by the Board of  Directors.  No  services  described  in Item  9(e)(2) through 9(e)(4) of Schedule 14A were performed by our auditors.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on July 11, 2006.

PACIFIC LAND AND COFFEE CORPORATION

By:

/s/ Dale G. Nielsen

Dale G. Nielsen

Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on July 11, 2006.

By:

/s/ Dale G. Nielsen

Chief Executive Officer and Director

Dale G. Nielsen

(principal executive officer)

By:

/s/ Alfred Coscina

Chief Financial  Officer and Director

Alfred Coscina

(principal financial and accounting officer)