Form 10QSB
period 2006-06-30
PACIFIC LAND & COFFEE CORP
filed 2006-09-13
CIK 1092791

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Yes  X      No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  [    ]   No  [ X ]

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common Stock, $.001 par value

      10,000,000

Title of Class

Number of Shares outstanding

at June 30, 2006

Transitional Small Business Format  Yes      No  X

No exhibits included.

PACIFIC LAND AND COFFEE CORPORATION.

(A Development Stage Company)

BALANCE SHEETS

(Unaudited)

Allowance for Doubtful Accounts of $102		2,032		1,299
Total Current Assets		2,032		1,555
Total Assets	$	2,032	$	1,555

Liabilities and Stockholders' Deficit

Current Liabilities				
Bank Overdraft	$	1,819	$	-
Accounts Payable		4,427		5,059
Sales Tax Payable		140		118
Note Payable - Related Party - Note 3		9,379		9,197
Total Current Liabilities		15,765		14,374
Total Liabilities		15,765		14,374
Stockholders' Deficit				
Preferred Stock – 1,000,000 shares authorized having a par value of $.001 per share, 0 shares issued and no shares outstanding		-		-
Common Stock--20,000,000 shares authorized having a par value of $.001 per share; 10,000,000 shares issued and outstanding - Note 3		10,000		10,000
Capital in deficit of par value		(6,020)		(6,020)
Deficit accumulated during the development stage		(17,713)		(16,799)
Total Stockholders Deficit		(13,733)		(12,819)
Total Liabilities and Stockholders' Deficit	$	2,032	$	1,555

The accompanying notes are an integral part of the financial statements.

PACIFIC LAND AND COFFEE CORPORATION.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

See accompanying Notes to Financial Statements.

PACIFIC LAND AND COFFEE CORPORATION.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

See accompanying Notes to Financial Statements.

PACIFIC LAND AND COFFEE CORPORATION

(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

June 30, 2006

Note 1

Interim Financial Statements

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2006 and the results of operations and cash flows for the three months ended June 30, 2006 and 2005 and for the period from inception thru June 30, 2006.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s March 31, 2006 audited financial statements. The results of operations for the three months ended June 30, 2006 are not necessarily indicative of the results of operations to be expected for the full fiscal year.

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

Note 3

Related Party Transactions

An officer of the Company is providing a mailing address to the Company without charge.  This service has been determined by the Company to have only nominal value.  As of June 30, 2006 no compensation has been paid or accrued to any officers or directors of the Corporation.

As of June 30, 2006, the Company has a note payable to a related party for  $8,600. The note and interest is due and payable upon demand.  The note bears an interest rate of 8.5% per annum.  As of June 30, 2006, the Company has accrued interest of $779.

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

Management’s experience in the coffee industry is that as typical for coffee brokerage and small specialty coffee sales, we do not have long term sales contracts. We do not have any written contracts for the sale of our product.  We produce and ship as purchase orders are received.  We must wait for future purchase orders to make sales in the future.  Because coffee prices are variable and demand can also be variable, we believe that selling under long term contracts would not be practicable in our industry.  Our purchase orders are payable net 30 days, but currently we are receiving payment immediately on shipment. The sales in the quarter ended June 30, 2006 were $4,190, about half of the sales level in the 2005 quarter. The decline is temporary and reflects the fact that our main customer delayed orders until the following quarter. We have new customers who were obtained after the end of the quarter so that we will be less dependent on our Japanese customer.  Gross margin as a percentage of sales increased slightly during the quarter. Our general and administrative expenses primarily consisted of legal and professional fees related to our status as a public company.

Our plan of operation for calendar 2007 will depend on whether we obtain outside funding.  If we do not receive outside funding, our plan of operations will be simple.  We cannot be certain of any future sales.  Management is confident that Pacific Land and Coffee can continue to enjoy at least its limited level of sales.  Management will use its current business contacts to attempt to achieve additional sales.  In particular, Mr. Coscina has 25 years experience in the coffee industry.  There are no contingencies or conditions to the above sales other than our performance under purchase orders.  We will not require any outside funding to accomplish these sales, nor will we need to make any capital expenditures or hire employees and expect that we will slowly obtain additional  specialty coffee orders and green bean brokerage transactions.  Business expenses will be advanced by the officers, who will accrue salaries until the receipt of significant revenues.  It’s very difficult for management to project our sales for fiscal 2006.  Management is hopeful that sales will gradually increase but cannot guarantee sales will remain at current levels, sales will not decrease, nor that any increase will occur.

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

September 13, 2006

By:/s/ Alfred Coscina

Alfred Coscina,

Chief Financial Officer

(chief financial officer

and accounting officer and

duly authorized officer)