Form 10QSB
period 2006-09-30
PACIFIC LAND & COFFEE CORP
filed 2006-11-14
CIK 1092791

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Yes [ X  ]    No  [    ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  [    ]   No  [ X ]

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common Stock, $.001 par value

      10,000,000

Title of Class

Number of Shares outstanding

at September 30, 2006

Transitional Small Business Format  Yes      No  X

PACIFIC LAND AND COFFEE CORPORATION.

(A Development Stage Company)

CONDENSED BALANCE SHEETS

(Unaudited)

Assets

                                                                                                September 30,         March 31,

2006

2006

                                                                                                    Unaudited             Audited

Current Assets

    Cash in Bank                                                                        $        ---               $         256

    Accounts Receivable, net of

       allowance for doubtful accounts of $102                                  2,446                    1,299

                                                                                                    ------------             ------------

    Total Current Assets                                                             $     2,446             $     1,555

                                                                                                    ------------             ------------

         Total Assets                                                                     $     2,446             $     1,555

                                                                                                    =======              =======

Liabilities and Stockholders’ Deficit

Current Liabilities

    Bank Overdraft                                                                     $        584               $       ---

    Accounts Payable                                                                        5,119                     5,059

    Excise Tax Payable                                                                        110                        118

    Note Payable – Related Party (Note 3)                                     15,483                     9,197

                                                                                                    ------------             ------------

    Total Current Liabilities                                                            21,296                  14,374

                                                                                                    ------------             ------------

         Total Liabilities                                                                    21,296                  14,374

Stockholders’ Deficit

   Preferred Stock – 1,000,000 shares authorized;

      Par value of $.001 per share; 0 shares issued and

      no shares outstanding

   Common Stock – 20,000,000 shares authorized;

      Par value of $.001 per share; 10,000,000 shares

      issued and outstanding                                                            10,000                  10,000

   Capital in deficit of par value                                                     (6,020)                  (6,020)

   Deficit accumulated during the development stage                  (22,830)                (16,799)

                                                                                                    -----------               -----------

          Total Stockholders’ Deficit                                                 (18,850)                (12,819)

                                                                                                    -----------               -----------

            Total Liabilities and Stockholders’ Deficit                   $     2,446             $     1,555

                                                                                                    =======              =======

The accompanying notes are an integral part of the financial statements

PACIFIC LAND AND COFFEE CORPORATION.

(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

                                                                                                                                                                     For the

                                                                                                                                                                  period from

                                                                                                                                                                     inception

                                                           For the Three      For the Three      For the Six      For the Six     (February 14,

                                                                Months               Months              Months            Months       2003) through

                                                             September           September         September       September        September

                                                              30, 2006                30,2005            30, 2006           30,2005           30, 2006

Revenues

    Sales                                               $    5,270              $   10,175          $   9,460           $  17,334        $    96,371

                                                             -----------               -----------           ----------            ----------            ----------

        Total Revenues                                5,270                   10,175               9,460                17,334             96,371

Cost of Sales                                            4,743                     7,657               8,279                14,441             84,972

                                                             -----------               -----------           ----------            ----------            ----------

Gross Profit                                                 527                    2,518                1,181                 2,893              11,399

General & Administrative Expenses       5,440                     1,481                6,826                 5,208             33,246

                                                             -----------               -----------           ----------            ----------            ----------

   Net Income (Loss) from

        Operations                                      (4,913)                    1,037              (5,645)               (2,315)          (21,847)

Other Income (Expense):

    Interest Expense                                 (204)                  (106)             (386)                (212)           (983)

                                                             -----------               -----------           ----------            ----------            ----------

   Total Other Income (Expense)            (204)                  (106)             (386)                (212)           (983)

                                                             -----------               -----------           ----------            ----------            ----------

Net Income (Loss)                             $  (5,117)               $     931            $ (6,031)           $  (2,527)        $ (22,830)

                                                            =======               ======           =======          =======         =======

Net Loss per share                             $    (0.01)                $    Nil         $    (0.01)          $    (0.01)         $   (0.01)

                                                             =======               ======           =======          =======         =======

Weighted Average Shares

         Outstanding                              10,000,000            10,000,000        10,000,000        10,000,000       10,000,000

                                                          ========            ========        ========        ========        ========

The accompanying notes are an integral part of the financial statements

PACIFIC LAND AND COFFEE CORPORATION.

(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

                                                                                                                                                                     For the

                                                                                                                                                                  period from

                                                                                                                                                                     inception

                                                                                                             For the Six         For the Six        (February 14,

                                                                                                                Months               Months          2003) through

                                                                                                              September          September           September

                                                                                                                30, 2006              30,2005              30, 2006

Cash Flows from Operating Activities

     Net Income (Loss)                                                                          $    (6,031)           $  (2,527)          $  (22,830)

     Adjustments to reconcile net loss to net cash provided

      By operating activities:

          Contributed capital – noncash fair market value of

           start-up and organization services and costs                                                                                          1,000

          (Increase)Decrease in accounts receivable                                       (1,147)              (3,692)               (2,446)

          Increase (Decrease) in bank overdraft                                                  584                    ---                       584

          Increase (Decrease) in accounts payable                                                60                 6,685                  5,119

          Increase (Decrease) in excise tax payable                                        (8)                  ---                        110

          Increase (Decrease) in accrued interest                                                 386                   ---                        983

                                                                                                                ------------            -----------            -----------

      Net Cash Provided (Used) for Operating Activities                            (6,156)                  466               (17,480)

Cash Flows from Financing Activities

      Proceeds from the sale of stock/contributed capital                                ---                       ---                     2,980

      Proceeds from note payable – related party                                          7,600                    ---                   16,200

      Repayments to note payable – related party                                        (1,700)                   ---                    (1,700)

                                                                                                                ------------            -----------            -----------

      Net Cash Provided (Used) for Financing Activities                             5,900                    ---                    17,480

      Net Increase (Decrease) in Cash                                                          (256)                  466                      ---

      Beginning Cash Balance                                                                          256                    343                      ---

                                                                                                                ------------            -----------            -----------

      Ending Cash Balance                                                                      $      ---                 $    809               $     ---

                                                                                                               ========           =======           =======

Supplemental Disclosure of Cash Flow Information:

     Cash paid during the year for interest                                                      ---                        ---                       ---

     Cash paid during the year for income taxes                                             ---                        ---                       ---

The accompanying notes are an integral part of the financial statements

PACIFIC LAND AND COFFEE CORPORATION

(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

September 30, 2006

Note 1

Interim Financial Statements

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2006 and the results of operations and cash flows for the three and six months ended September 30, 2006 and 2005 and for the period from inception thru September 30, 2006.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s March 31, 2006 audited financial statements. The results of operations for the six months ended September 30, 2006 are not necessarily indicative of the results of operations to be expected for the full fiscal year.

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

Note 3

Related Party Transactions

An officer of the Company is providing a mailing address to the Company without charge.  This service has been determined by the Company to have only nominal value.  As of September 30, 2006 no compensation has been paid or accrued to any officers or directors of the Corporation.

As of September 30, 2006, the Company has a note payable to a related party for  $14,500. The note and interest is due and payable upon demand.  The note bears an interest rate of 8.5% per annum.  As of September 30, 2006, the Company has accrued interest of $983.

Note 4

Subsequent Event

On November 6, 2006, Alfred Coscina, a director, officer and shareholder, contributed 100% of his interest in Coscina Brothers Coffee, LLC to the Registrant. Mr. Coscina did not receive any item of value in return for the capital contribution. Coscina Brothers Coffee, LLC is the Registrant’s principal supplier and is in the same principal business as the Registrant.

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

Management’s experience in the coffee industry is that as typical for coffee brokerage and small specialty coffee sales, we do not have long term sales contracts. We do not have any written contracts for the sale of our product.  We produce and ship as purchase orders are received.  We must wait for future purchase orders to make sales in the future.  Because coffee prices are variable and demand can also be variable, we believe that selling under long term contracts would not be practicable in our industry.  Our purchase orders are payable net 30 days, but currently we are receiving payment immediately on shipment. The sales in the three and six months ended September 30, 2006 were $5,270 and $9,460, about half of the sales level in the 2005 periods. The decline is temporary and reflects the fact that our main customer has delayed orders. We have new customers who were obtained after the end of the quarter so that we will be less dependent on our Japanese customer.  Gross margin as a percentage of sales decreased slightly during the quarter. Our general and administrative expenses primarily consisted of legal and professional fees related to our status as a public company.

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

PART II. OTHER INFORMATION

Item 1.

LEGAL PROCEEDINGS - None

Item 2.

UNREGISTTERED SLAES OF EQUITY SECURITIES AND USE OF PROCEEDS- None

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

November 13, 2006

By:/s/ Alfred Coscina

Alfred Coscina,

Chief Financial Officer

(chief financial officer

and accounting officer and

duly authorized officer)