Form 10QSB
period 2006-12-31
PACIFIC LAND & COFFEE CORP
filed 2007-02-14
CIK 1092791

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-QSB

[ x ]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

[    ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934 for the transition period from

____________   to   ______________

Commission File Number 0-30595

PACIFIC LAND & COFFEE CORPORATION

(Exact Name of small business issuer as specified in the charter)

Delaware

33-0619256

(State or other Jurisdiction of

( IRS Employer Identification No.)

Incorporation or Organization)

1650 Ala Moana Blvd., #Suite 57, Honolulu, HI  96815

(Address of Principal Executive Offices)

(808) 371-4266

(Issuer’s Telephone Number, including Area Code)

Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13, or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the Registrant was required to file such reports) and (ii) has been  subject to such filing requirements for the past 90 days.

Yes  [X]    No  [   ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  [   ]    No  [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Common Stock, $.001 par value

10,000,000

Title of Class

Number of Shares outstanding

At December 31, 2006

Traditional Small Business Format      Yes [   ]    No [X]

No exhibits included.

PACIFIC LAND & COFFEE CORPORATION

(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

Assets

December 31,

March 31,

2006

2006

Unaudited

Audited

Current Assets

Cash in Bank

$

---

$

256

Accounts Receivable, net of allowance for

   doubtful accounts of $7,376 and $102

41,587

1,299

Total Current Assets

41,587

1,555

Fixed Assets – Note (3)

Equipment

63,057

---

Less accumulated depreciation

(15,482)

---

Total Fixed Assets

47,575

---

Other Assets

Rental deposit

3,156

---

Total Other Assets

3,156

---

Total Assets

$

92,318

$

1,555

Liabilities and Stockholder’s Deficit

Current Liabilities

Bank Overdraft

$

2,623

$

---

Accounts Payable

23,608

5,059

Loan Payable – Related Party

1,620

---

Excise Tax Payable

218

118

Bank Credit Line

24,966

---

Advances by Officer - Note 4

5,910

---

Note Payable – Related Party - Note 5

17,926

9,197

Current portion of Long Term Debt

11,055

---

Total Current Liabilities

87,926

14,374

Long Term Liabilities

Note Payable, net of current portion – Note 5

38,021

---

38,021

---

Total Liabilities

125,947

14,374

Stockholder’s Deficit

Preferred Stock – 1,000,000 shares authorized;

Par value of $.001 per share; 0 shares issued and

   no shares outstanding

---

---

Common Stock – 20,000,000 shares authorized;

Par value of $.001 per share; 10,000,000 shares

   issued and outstanding

10,000

10,000

Capital in deficit of par value

(15,076)

(6,020)

Deficit accumulated during the development stage

(28,553)

(16,799)

Total Stockholder’s Deficit

(33,629)

(12,819)

Total Liabilities and Stockholder’s Deficit

$

92,318

$

1,555

The accompanying notes are an integral part of the financial statements

PACIFIC LAND & COFFEE CORPORATION

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

For the

period from

inception

(February 14,

For the Three Months

For the Nine Months

2003) through

Ended December 31

Ended December 31

December 31

2006

2005

2006

2005

2006

Revenues

Sales

$

56,826

$

8,068

$

66,286

$

25,402

$

153,197

Total Revenues

56,826

8,068

66,286

25,402

153,197

Cost of Sales

32,917

6,740

41,718

21,181

118,411

Gross Profit

23,909

1,328

24,568

4,221

4,786

General & Administrative Expenses

25,085

2,724

32,108

7,932

58,528

Net Income (Loss) from

   Operations

(1,896)

(1,396)

(2,540)

(3,711)

(23,742)

Other Income (Expense):

Interest Expense

2,688

(146)

3,074

(358)

3,671

Bad Debt Expense

1,140

---

1,140

---

1,140

Total Other Income (Expense)

(3,828)

(146)

(4,214)

(358)

(4,811)

Net Income (Loss)

$

(5,724)

$

(1,542)

$

(11,754)

$

(4,069)

$

(28,553)

Net Loss per share

$

(0.00)

$

(0.00)

$

(0.00)

$

(0.00)

$

(0.00)

Weighted Average Shares

Outstanding

10,000,000

10,000,000

10,000,000

10,000,000

9,798,897

The accompanying notes are an integral part of the financial statements

PACIFIC LAND & COFFEE CORPORATION

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

For the

period from

inception

For the Nine

For the Nine

(February 14,

Months

Months

2003) through

December 31, 2006

December 31, 2006

December 31, 2006

Cash Flows from Operating Activities

Net Loss

$

(11,754)

$

(4,069)

$

(28,553)

Adjustments to reconcile net loss to net

  cash provided by operating activities:

Depreciation

1,902

---

1,902

Contributed capital – noncash fair market value of

  start-up and organization services and costs

---

---

1,000

Increase in accounts receivable

(6,260)

(2,147)

(8,554)

Decrease in loan receivable – DAGA

1,082

---

1,082

Increase in bank overdraft

2,623

---

3,614

Increase / (Decrease) in accounts payable

(2,690)

3,439

2,554

Increase / (Decrease) in excise tax payable

(83)

---

39

Increase in accrued interest

829

---

1,315

Net Cash Used for Operating Activities

(14,353)

(2,777)

(25,677)

Cash Flows from Financing Activities

Proceeds from the sale of stock/contributed capital

3,500

---

6,480

Proceeds from note payable – related party

9,600

3,600

18,200

Proceeds from advances to officer

3,445

---

3,445

Repayments to note payable – related party

(1,700)

---

(1,700)

Repayments of long term obligation

(1,738)

---

(1,738)

Net Cash Provided By Financing Activities

13,107

3,600

24,687

Net Increase / (Decrease) in Cash

(1,246)

823

 (990)

Beginning Cash Balance

256

343

---

Cash Acquired in Coscina Brothers Coffee

  Company Acquisition

990

---

990

Ending Cash Balance

$

---

$

1,166

$

---

Supplemental Disclosure of Cash Flow Information:

Cash paid during the year for interest

---

---

---

Cash paid during the year for income taxes

---

---

 ---

Business Acquisitions:

Fair value of assets acquired

$

89,786

$

---

$

89,786

Issuance of debt/assumption of liabilities

$

101,946

---

$

101,946

Liabilities assumed

$

12,160

---

$

12,160

The accompanying notes are an integral part of the financial statements

Pacific Land and Coffee Corporation

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

December 31, 2006

Note 1

Interim Financial Statements

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of December 31, 2006, and the results of operations and cash  flows for the three and nine months ended December 31, 2006 and 2005 and for the period from inception thru December 31, 2006.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s March 31, 2006 audited financial statements.  The results of operations for the nine months ended December 31, 2006, are not necessarily indicative of the results of operations to be expected for the full fiscal year.

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

Note 3

Related Party Transactions

One officer of the Company has advanced personal funds to the Company to assist in meeting routine cash needs.  He is being repaid in increments of $100, with no interest, on a weekly basis.  As of December 31, 2006, the Company owed him $5,910.

A second officer of the Company is providing a mailing address to the Company without charge.  This service has been determined by the Company to have only nominal value.  As of December 31, 2006, no compensation has been paid or accrued to any officers or directors of the Corporation.

During the quarter ended December 31, 2006, a shareholder loaned the Company $2,000.  The note and interest are due and payable on demand.  The note bears interest at 8.5% per annum.  As of December 31, 2006, the shareholder loan had a balance of $16,500 and accrued interest of $1426.

Included as Loan Payable-Related Party as of December 31, 2006 is $1,620 which was paid in error to the Company in December 2006. This amount should have been paid to another company which is controlled by a family member of an officer, but which is otherwise unrelated to the Company or its business. In January the error was discovered and $1,620 was remitted to the correct payee.

Note 4

Business Acquisitions

On November 6, 2006, Alfred Coscina, a director, officer and shareholder, contributed 100% of his interest in Coscina Brothers Coffee Company, LLC, to the Pacific Land and Coffee Corporation.  Coscina Brothers Coffee Company was organized under the laws of the State of Hawaii on January 12, 2001 and was organized for the purpose of selling coffee and coffee related products.  Mr. Coscina did not receive any item of value in return for the capital contribution.  Pacific Land and Coffee Corporation acquired Coscina Brothers Coffee Company to further pursue the coffee and coffee related products retail industry.

The financial statements have been presented to reflect activity from the wholly owned subsidiary, Coscina Brothers Coffee Company, from the date of transfer, November 6, 2006 through December 31, 2006, consolidated with operations of the Company for the three months and nine months ended December 31, 2006.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of November 6, 2006, the date of the acquisition:

Cash

$

990

Accounts receivable, net

34,937

Property and equipment

50,702

Other assets

3,156

Accounts payable

(24,016)

Sales tax payable

(180)

Bank credit line

(24,470)

Notes payable - Related party

(2,465)

Note payable

(50,814)

Net liabilities assumed

$

(12,160)

The following proforma financial information presents results as if the acquisition had transpired at the inception of the Company:

For the

period from

inception

(February 14,

For the Three Months

For the Nine Months

2003) through

Ended December 31

Ended December 31

December 31

2006

2005

2006

2005

2006

Revenues

Sales

$

75,024

$

91,656

$

244,918

$

266,972

$

1,339,943

Net Income / (Loss)

(7,131)

(33,027)

4,997

(73,671)

(76,067)

Basic and diluted income /

  (loss) per share

(0.00)

(0.00)

(0.00)

(0.01)

(0.01)

Note 5

Common Stock

In the quarter ended December 31, 2006 the Company sold 7,000 shares at a price of $.50 per share in a private placement of common stock to two persons.  These shares had been previously outstanding but had returned to the treasury by Company shareholders for the purpose of raising capital.  The offering was made in reliance on the exemption provided under Section 4(2) of the Securities Act of 1933 as a non public offering, not involving any public offering or solicitation. No underwriter was involved in the offering.

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

In November 2006 we acquired Coscina Brothers Coffee, a company owned by an officer, director and shareholder. Coscina Brothers Coffee is in a similar business as the Company. This acquisition has increased our revenues by seven fold in the three months ended December 31, 2006 compared to the comparable quarter in the prior year. Our gross margin also increased significantly because of a more profitable mix of product offered by Coscina Brothers.

Management’s experience in the coffee industry is that as typical for coffee brokerage and small specialty coffee sales, we do not have long term sales contracts. We do not have any written contracts for the sale of our product.  We produce and ship as purchase orders are received.  We must wait for future purchase orders to make sales in the future.  Because coffee prices are variable and demand can also be variable, we believe that selling under long term contracts would not be practicable in our industry.  Our purchase orders are payable net 30 days. Our general and administrative expenses increased over prior periods due to the acquisition of Coscina Brothers, with its higher costs for rent, leasing of the coffee roaster and employee compensation, which was absent in the Company prior to the acquisition.

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

We hope to be able to expand our operations if we can receive significant outside funding.  We are seeking $300,000 in funding for 12 months of our business plan as follows:

Marketing

$100,000

General and Administration

$180,000

Research and Development

$ 20,000

Upon receipt of the full amount of the funding Pacific Land and Coffee will commence marketing primarily of our specialty coffee and green bean brokerage services.  We will develop proprietary coffee blends from research and development funds.  We believe we can develop several blends and attractive packaging with such amount.  Marketing expenses will be comprised of printing of marketing materials and media costs, and salaries for sales representatives or sales associates.  General and administrative costs include salaries estimated at an aggregate of $10,000 per month for 12 months, lease expense, telephone and travel expense.  In the event we obtain such funding we believe that lead time will be 2-3 months from funding until the commencement of increased sales.  With full funding we will be able to hire sales assistants and to undertake marketing via tradeshows and advertisements in industry publications.  If we receive less than the full $300,000 we need, we will not be able to complete this plan in full.  If we receive $100,000 in funding, most of this amount will be used for salaries of sales associates or sales representatives.  The receipt of $200,000 will enable us to advertise, to utilize trade shows and conventions, to market as well as direct mail, but we will not be able to pay management salaries. We received $3,500 from our private placement in the quarter ended December 31, 2006.

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

Since we have not yet generated significant and consistent revenues, we are a development stage company as that term is defined in paragraphs 8 and 9 of SFAS No. 7.  Our activities to date have been limited to seeking capital; seeking supply contracts and development of a business plan.  Our auditors have included an explanatory paragraph in their report on our financial statements, relating to the uncertainty of our business as a going concern, due to our lack of operating history or current revenues, its nature as a start up business, management's limited experience and limited funds.  We do not believe that conventional financing, such as bank loans, is available to us due to these factors.  We have no more bank line of credit available to us.  Management believes that it will be able to raise the required funds for operations from private placements of equity.

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

o

changes in tastes and preferences for, or the consumption of coffee;

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

PART II. OTHER INFORMATION

Item 1.

LEGAL PROCEEDINGS - None

Item 2.

UNREGISTERED SLAES OF EQUITY SECURITIES AND USE OF PROCEEDS-

 In the quarter ended December 31, 2006 we sold 7,000 shares at a price of $.50 per share in a private placement of common stock to 2 persons. The offering was made in reliance on the exemption provided under Section 4(2) of the Securities Act of 1933 as a non public offering, not involving any public offering or solicitation. No underwriter was involved in the offering.

Item 3.

DEFAULTS UPON SENIOR SECURITIES - None

Item 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None

Item 5.

OTHER INFORMATION - None

Item 6.

EXHIBITS

Exhibits

31.1

Certification, Dale Nielsen, CEO.

31.2

Certification, Tyrus C. Young, CFO

32.1

Certification pursuant to 18 U.S.C. Section 1350 of Dale Nielsen

32.2

Certification pursuant to 18 U.S.C. Section 1350 of Tyrus C. Young

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC LAND AND

COFFEE CORPORATION

Date:

February 12, 2007

By:/s/ Tyrus C. Young

Tyrus Young,

Chief Financial Officer

(chief financial officer

and accounting officer and

duly authorized officer)