Form 10KSB
period 2007-03-31
PACIFIC LAND & COFFEE CORP
filed 2007-06-29
CIK 1092791

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

[x]

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended March 31, 2007

[ ]

Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                          to    ___________

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

Securities registered pursuant to Section 12(b) of the Act:              None_______

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

                                           YES   X        NO

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State issuer's revenues for its most recent fiscal year: $122,120.

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 27, 2007 was $900,000 based on a closing sale price of $.30 on that date.

The number of shares outstanding of the issuer's classes of Common Stock as of March 31, 2007:

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

On November 6, 2006, Alfred Coscina, a director, officer and shareholder, contributed 100% of his interest in Coscina Brothers Coffee, LLC to the Company.  Mr. Coscina did not receive any item of value in return for the capital contribution.  Coscina Brothers Coffee, LLC was the Company’s principal supplier and is in the same principal business as the Company. The results of operations of the Company include the operations of Coscina Brothers Coffee LLC from November 6, 2007 through March 31, 2007.

The executive offices of the Company are located at 1650 Ala Moana, Suite 507, Honolulu, Hawaii 96815.  Its telephone number is (808) 371-4266.

Risk Factors

The securities of Pacific Land and Coffee are highly speculative and very risky.  Before you buy consider the following risk factors and the rest of this report.

We are still in the development stage and may never be successful.

Pacific Land and Coffee's activities have been limited.  We have only a limited quantity of customers to date.  Although our sales have grown, our cumulative losses since inception to March 31, 2007 are $69,640.  There can be no assurance that Pacific Land and Coffee will be able to market its coffee and coffee related products, achieve a significant level of sales or attain profitability, although Pacific Land and Coffee can continue to exist indefinitely at its current level of sales if its officers continue to fund its operating deficit.  If we do not increase our level of sales our common stock will not attain any value in any market that might develop, and investors will not be able to realize any value from their ownership of shares.

We need funding to implement our business plan.

Pacific Land and Coffee is in need of approximately $500,000 in funding to carry out its business plan for the next 12 months for marketing costs and general and administrative expenses.  We have not identified any source for this required funding.  If we do not receive funding we will not be able to market effectively to obtain new customers.  If we do not obtain new customers, our sales will not increase.  If our sales do not increase, our common stock will not attain any value in any market that might develop, and investors will not be able to realize any value from their ownership of shares.

The first $100,000 in funding will be used primarily for salaries.

If we receive less than all of the $500,000 in funding we require, most of the first $100,000 we receive will be used for salaries of sales associates or sales representatives, but not for management.  The remainder of the first

$100,000 will be used for other marketing expenses.  As a result, we will be expending these amounts and not purchasing inventory which can be resold

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

Until such time as we obtain $500,000 in funding, management is not devoting full time to Pacific Land and Coffee’s business.  As a result, management is conducting only limited marketing of our products, and we only have a few customers.  For so long as management is not full time, we cannot anticipate any significant increases in sales.  In addition, because management is not receiving any salary, they are devoting most of their time to other business activities.  Consequently, management may have a conflict of interest between their duties to Pacific Land and Coffee and their other business activities.

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

°

Branded Coffee;

°

Private Label Coffee;

°

Wholesale Green Coffee;

°

Coffee dyed wearing apparel; Compact commercial espresso machines.  Hot and cold coffee beverages, dried vanilla beans for coffee flavoring extracts, and other coffee products.

We strive to conduct wholesale coffee operations in accordance with strict freshness and quality standards. Our primary business focus is roasting, blending, packaging and distributing coffee for sale under private labels for companies throughout the world.  We also sell unprocessed green coffee to specialty gourmet roasters, and to distribute the espresso machines and other coffee related products to cafes and specialty retail stores.

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

Industry Overview

Almost 79% of adult-aged Americans drink some type of coffee according to the Specialty Coffee Association of America. The United States coffee market consists of three distinct product categories:

°

commercial ground roast, mass-merchandised coffee; and

°

specialty coffees, which include gourmet coffees (premium grade arabica coffees sold in whole bean and ground form) and premium coffees (upscale coffees mass-marketed by the leading coffee companies).

°

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

Based on estimates supplied by the Specialty Coffee Association of America, sales of brewed, whole bean and ground specialty coffee totaled approximately $12.7 billion in 2006 as compared to 10.9 billion in 2002 and $7.5 billion in 1999. Aiding this growth has been the increase in the number of specialty coffee retail outlets, which grew from 1,650 units in 1991 to over 23,900 in 2006, as reported by the Specialty Coffee Association of America.

We believe that several factors have contributed to the increase in demand for gourmet and specialty coffee including:

°

greater consumer awareness of gourmet and specialty coffee as a result of its increasing availability;

°

increased quality differentiation over commercial grade coffees by consumers;

°

increasing demand for all premium food products, including gourmet and specialty coffee, where the differential in price from the commercial brands is small compared to the perceived improvement in product quality and taste;

°

the overall low price of Arabica coffee beans, which has allowed consumers to afford higher end specialty 100% Arabica coffees; and

°

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

°

Branded Coffee;

°

Private Label Coffee;

°

Wholesale Green Coffee; and

°

Coffee machines, coffee apparel and other related beverages and products.

Branded Coffee. We will roast, grind and blend coffee according to our own recipes and package the coffee at a roaster which is leased.  The lease ends in 2011.  We market coffee under the Coscina Brothers label.  We plan to develop additional brands directed at different segments of the consumer coffee market. We plan to launch a brand under the name  Kona Wave Hawaii Coffee and Coffee Works when we have sufficient funding.

Private label coffee. From our leased roaster in Honolulu, Hawaii, we intend to roast, blend, package and distribute coffee under private labels for companies worldwide.  Our private label coffee is distributed in foil bags and brick packs in a variety of sizes.  We produce private label coffee for customers primarily hotels, restaurants, and retail stores who desire to sell coffee under their own name but do not want to engage in the manufacturing process. Sellers of private label coffee seek to achieve a similar quality at a lower cost to the national brands representing a better value for the consumer.   Currently, we have a limited number of customers and small orders.   For larger orders that require additional production capacity, we intend to arrange for subcontractors in strategic locations (but have not yet made any agreements) to produce product according to our specifications.

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

Raw Materials

 Coffee is a commodity traded on the Commodities and Futures Exchange. Coffee prices are subject to fluctuation. Over the past five years, the average price per pound of coffee beans ranged from approximately $.42 to $3.18. The price for Columbian Mild Arabica coffee beans on the New York Exchange as of June 25, 2007 was $1.174 per pound.

We intend to purchase our green coffee primarily from Hawaiian growers, but we may also purchase from dealers located within other parts of the United States or other parts of the world.

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

Brand Competition. Our proprietary brand coffees compete and will compete with many other branded coffees which are sold in supermarkets and specialty stores, primarily in the United States.  The branded coffee is dominated by three large companies: Kraft General Foods, Inc., Proctor & Gamble Co. and Sara Lee, who also market gourmet coffee in addition to non-gourmet coffee. Our large competitors have greater access to capital than us and have a greater ability to conduct marketing and promotions.

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

Item 2.

DESCRIPTION OF PROPERTY

We rent 3,000 square feet of office space under a lease expiring in November 2009. In addition we are currently using a limited amount of office space of an officer and director at another location to serve as our principal corporate office address.  We think our existing office space will be adequate for the next year.  We also lease a roasting facility under a capital lease expiring in 2011.

Item 3.

LEGALPROCEEDINGS

Pacific Land and Coffee is not a party to any pending legal proceeding.

Item 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 2007.

PART II

Item 5.

MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock commenced trading in the quarter ended June 30, 2005 under the symbol PLCF.OB on the OTC Bulletin Board.  In the year ended March 31, 2007 the high and low trading prices were as follows:

Quarter Ended

High

Low

June 30, 2005

.30

.10

September 30, 2005

.30

.30

December 31, 2005

.30

.30

March 31, 2006

.30

.30

June 30, 2006

September 30, 2006

.52

.52

December 31, 2006

.52

.35

March 31, 2007

.35

.30

These prices do not include retail mark up and mark down and may not represent actual transactions.

As of June 30, 2007, there were approximately 120 record holders of common stock.

There are no warrants or options outstanding and no registration rights have been granted.  At the present time 10,000,000 shares are outstanding, including 3,000,000 which were outstanding prior to the acquisition of Pacific Land and Coffee (Hawaii).  These 3,000,000 shares were registered for sale in a registration statement on Form SB-2 and declared effective on November 12, 2004.

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

Management’s experience in the coffee industry is that as typical for coffee brokerage and small specialty coffee sales, we do not have long term sales contracts. We do not have any written contracts for the sale of our product.  We produce and ship as purchase orders are received.  We must wait for future purchase orders to make sales in the future.  Because coffee prices are variable and demand can also be variable, we believe that selling under long term contracts would not be practicable in our industry.  Our invoices are due net 30 days, but currently we are receiving payment immediately on shipment. The sales in the year ended March 31, 2007 were $122,120, compared to $32,366 for the year ended March 31, 2006, an increase caused by the acquisition of Coscina Brothers Coffee, our principal supplier.  The gross margin as a percentage of sales improved from 12% to 32% due to the acquisition of the supplier in 2006. Our general and administrative expenses primarily consisted of legal and professional fees related to our status as a public company.   These expenses increased in 2007 primarily due to higher costs associated with our public company status.

Our plan of operation for fiscal 2008 will depend on whether we obtain outside funding.  If we do not receive outside funding, our plan of operations will be simple.  Based entirely on our communications with our primary customer, management believes, and has no reason to doubt, that we will continue to achieve the current level of sales without any significant marketing expenditures.  However, we cannot be certain of any future sales.  Management is confident that Pacific Land and Coffee can continue to enjoy at least its limited level of sales.  Management will use its current business contacts to attempt to achieve additional sales.  In particular, Mr. Coscina has 28 years experience in the coffee industry.   There are no contingencies or conditions to the above sales other than our performance under purchase orders.  We will not require any outside funding to accomplish these sales, nor will we need to make any capital expenditures or hire employees and expect that we will slowly obtain additional  specialty coffee orders and green bean brokerage transactions.  Business expenses will be advanced by the officers.  It’s very difficult for management to project our sales for fiscal 2008.  Management is hopeful that sales will gradually increase but cannot guarantee sales will remain at current levels, sales will not decrease, nor that any increase will occur.

We hope to be able to expand our operations if we can receive significant outside funding.  We are seeking $500,000 in funding for 12 months of our business plan as follows:

Marketing

$200,000

General and Administration

$280,000

Research and Development

$ 20,000

Upon receipt of the full amount of the funding Pacific Land and Coffee will commence marketing primarily of our specialty coffee and green bean brokerage services.  We will develop proprietary coffee blends from research and development funds.  We believe we can develop several blends and attractive packaging with such amount.  Marketing expenses will be comprised of printing of marketing materials and media costs, and salaries for sales representatives or sales associates.  General and administrative costs include salaries estimated at an aggregate of $10,000 per month for 12 months, lease expense, telephone and travel expense.  In the event we obtain such funding we believe that lead time will be 2-3 months from funding until the commencement of increased sales.  With full funding we will be able to hire sales assistants and to undertake marketing via tradeshows and advertisements in industry publications.  If we receive less than the full $500,000 we need, we will not be able to complete this plan in full.  If we receive $100,000 in funding, most of this amount will be used for salaries of sales associates or sales representatives.  The receipt of $200,000 will enable us to advertise, to utilize trade shows and conventions, to market as well as direct mail, but we will not be able to pay management salaries.

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

°

the impact of rapid and persistent fluctuations in the price of coffee beans;

°

fluctuations in the supply of coffee beans;

°

general economic conditions and conditions which affect the market for coffee;

°

our success in implementing our business strategy or introducing new products;

°

our ability to attract and retain customers;

°

the effects of competition from other coffee manufacturers and other beverage alternatives;

°

changes in tastes and preferences for, or the consumption of, coffee;

°

our ability to obtain additional financing; and

°

other risks which we identify in future filings with the SEC.

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

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Pacific Land and Coffee Corporation [a development stage company]:

We have audited the accompanying consolidated balance sheet of Pacific Land and Coffee Corporation [a development stage company] as of  March  31, 2007, and the related statements of operations, stockholders' deficit, and cash flows for the years ended March 31, 2007 and 2006 and for the period from inception [February 14, 2003] through March 31, 2007.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pacific Land and Coffee Corporation [a development stage company] as of March 31, 2007, and the results of its operations and cash flows for the years ended March 31, 2007 and 2006 and for the period from inception [February 14, 2003] to March 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

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

Mantyla McReynolds, LLC

Salt Lake City, Utah

June 28, 2007

PACIFIC LAND & COFFEE CORPORATION

(A Development Stage Company)

CONSOLIDATED BALANCE SHEET

ASSETS

March 31, 2007

Current Assets

Cash in Bank

$

1,401

Accounts Receivable, net of

    allowance for doubtful accounts of $1,782

15,587

    Total Current Assets

$

16,988

Fixed Assets

Equipment

$

63,057

Less:  Accumulated Depreciation

(18,609)

    Total Fixed Assets

$

44,448

Other Assets

Rent Deposit

$

5,408

    Total Other Assets

$

5,408

TOTAL ASSETS

$

66,844

LIABILITIES & STOCKHOLDER’S DEFICIT

Current Liabilities

Accounts Payable

$

31,531

Credit Line

24,966

Payroll & Excise Taxes Payable

1,990

Advances by Officer

5,961

Note Payable – Related Party

18,141

Current Portion of Long Term Debt

11,334

    Total Current Liabilities

$

93,923

Long Term Liabilities

Note Payable – net of current portion

$

35,081

    Total Long Term Liabilities

$

35,081

TOTAL LIABILITIES

$

129,004

Stockholder’s Deficit

Preferred Stock – 1,000,000 shares authorized;

    par value of $.001 per share; 0 shares issued and

    no shares outstanding

0

Common Stock – 20,000,000 shares authorized;

    par value of $.001 per share; 10,000,000 shares

    issued and outstanding

10,000

Capital in deficit of par value

(2,520)

Deficit accumulated during the development stage

(69,640)

    Total Stockholder’s Deficit

$

(62,160)

TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIT

$

66,844

See accompanying notes to financial statements

PACIFIC LAND & COFFEE CORPORATION

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATION

For the Periods Ended March 31, 2007 and 2006

And for the Period from Inception (February 14, 2003) Through March 31, 2007

February 14, 2003

Twelve Months

Through

March 31,

March 31,

2007

2006

2007

Revenues

Sales

$

122,120

$

32,366

$

209,031

Total Revenues

122,120

32,366

209,031

Cost of Sales

83,224

28,501

159,917

Gross Profit

38,896

3,865

49,114

General & Administrative Expenses

75,503

11,173

101,923

Bad Debt Expense

10,379

0

10,379

Net Loss from Operations

(46,986)

(7,308)

(63,188)

Other Income (Expense):

   Interest Expense

(5,855)

(425)

(6,452)

Total Other Income (Expense)

(5,855)

(425)

(6,452)

Net Loss

$

(52,841

$

(7,733)

$

(69,640)

Net Loss per Share

$

(0.01)

$

(0.01)

$

(0.01)

Weighted Average Shares Outstanding

10,000,000

10,000,000

9,810,757

See accompanying notes to financial statements

PACIFIC LAND & COFFEE CORPORATION

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Periods Ended March 31, 2007 and 2006

And for the Period from Inception (February 14, 2003) Through March 31, 2007

February 14, 2003

Twelve Months

Through

March 31,

March 31,

2007

2006

2007

Cash Flows from Operating Activities

Net Loss

$

(52,841)

$

(7,733)

$

(69,640)

Adjustments to reconcile net loss to net cash provided

  by operating activities

Depreciation

5,027

--

5,027

Bad debt

10,379

--

10,379

Contributed Capital – noncash fair market value of

  start-up and organization services and costs

--

--

1,000

(Increase) Decrease in accounts receivable

6,973

(1,299)

5,674

(Increase) Decrease in related party receivable

1,039

--

1,039

(Increase) Decrease in rent deposit

(2,252)

--

(2,252)

Increase (Decrease) in accounts payable

17,656

4,801

22,714

Increase (Decrease) in payroll and excise tax payable

1,707

119

1,826

Increase (Decrease) in accrued interest

1,044

425

1,641

Net Cash Used by Operating Activities

(11,268)

(3,687)

(22,592)

Cash Flow from Financing Activities

--

--

--

Net Cash Used by Operating Activities

--

--

--

Cash Flow from Financing Activities

Net proceeds from credit line

498

--

498

Proceeds from noted payable – related party

9,600

3,600

18,200

Proceeds from the sale of stock/contributed cash

3,500

--

6,480

Proceeds from advances from officer

3,496

--

3,496

Repayments of long term note payable

(4,399)

--

(4,399)

Repayments of note payable – related party

(1,700)

--

(1,700)

Net Cash Provided (Used) by Financing Activities

10,995

3,600

22,575

Net Increase (Decrease) in Cash

(273)

(87)

(17)

Beginning Cash Balance

256

343

0

Cash acquired in merger with Coscina Brothers Coffee Co.

1,418

0

1,418

Ending Cash Balance

(1,401)

256

(1,401)

Supplemental Disclosure of Cash Flow Information:

Cash paid during the year for interest

---

---

---

Cash paid during the year for income taxes

---

---

 ---

See accompanying notes to financial statements

PACIFIC LAND & COFFEE CORPORATION

(A Development Stage Company)

STATEMENT OF STOCKHOLDER’S EQUITY (Deficit)

For the Periods Ended March 31, 2007 and 2006

And for the Period from Inception (February 14, 2003) Through March 31, 2007

Net

Capital

Stockholder’s

Common

Common

Deficit of

Accumulated

Equity

Shares

Stock

Par Value

Deficit

(Deficit)

Balance, February 14, 2003

0

$

0

$

0

$

0

$

0

Shares issued to initial stockholders

for cash at inception at approximately

$1.00 per share

1,000

--

1,002

--

1,002

Contributed Capital – Corporate

Organization and Start-up Costs, at

Inception, services and Costs at

Estimated Fair Market Value

--

--

1,000

--

1,000

Net Loss from February 14, 2003

(Inception) to March 31, 2003

--

--

--

(1,195)

(1,195)

Balance, March 31, 2003

1,000

--

2,002

(1,195)

807

Change in Outstanding Shares from

a Recapitalization of the Company

9,999,000

10,000

(10,000)

--

0

Cash contributed for Working Capital

--

--

1,978

--

1,978

Net Loss – Year Ended March 31, 2004

--

--

--

(1,176)

(1,176)

Balance, March 31, 2004

10,000,000

10,000

(6,020)

(2,371)

1,609

Net Loss – Year Ended March 31, 2005

--

--

--

(6,695)

(6,695)

Balance, March 31, 2005

10,000,000

10,000

(6,020)

(9,066)

(5,086)

Net Loss – Year Ended March 31, 2006

--

--

--

(7,733)

(7,733)

Balance, March 31, 2006

10,000,000

10,000

(6,020)

(16,799)

(12,819)

Cash contributed by shareholders

--

--

3,500

--

3,500

Net Loss – Year Ended March 31, 2007

--

--

--

(52,841)

(52,841)

Balance, March 31, 2007

10,000,000

10,000

(2,520)

(69,640)

(62,160)

See accompanying notes to financial statements

Pacific Land and Coffee Corporation

(A Development Stage Company)

Notes to Condensed Financial Statements

March 31, 2007

Note 1

Organization and Summary of Significant Accounting Policies

(a)

Organization

Pacific Land and Coffee Corporation (the Company) was organized under the laws of the State of Hawaii on February 14, 2003, and has elected a fiscal year end of March 31st.  The Company was organized for the purpose of the research and development of tropical plantation plants, to own and sell real and personal property and to sell products.  Currently, the Company is selling coffee and/or coffee related products.

On May 20, 2003, the Company combined with Back Channel Investments, Inc., in a reverse merger pursuant to an Agreement and Plan of Reorganization.  Back Channel acquired all the outstanding shares of common stock of the Company in exchange for 7,000,000 shares of Back Channel’s common stock.  The surviving entity is Pacific Land and Coffee Corporation.  Upon completion of the agreement, the combined Company essentially re-capitalized to have 10,000,000 shares outstanding.  No change in net book value or goodwill was recognized.  The pre-merger financial statements of Pacific Land and Coffee are now the historical financial statements of the Company.

On November 6, 2006, Alfred Coscina, a director, officer and shareholder, contributed 100% of his interest in Coscina Brothers Coffee Company, LLC, to the Pacific Land and Coffee Corporation.  Mr. Coscina did not receive any item of value in return for the capital contribution. (See Note 10)

The financial statements have been presented to reflect activity from the wholly owned subsidiary, Coscina Brothers Coffee Company, from the date of transfer, November 6, 2006 through March 31, 2007, consolidated with operations of the Company for the year ended March 31, 2007.  All inter company transactions have been eliminated.

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

(c) Use of Estimates in Preparation of Financial Statements

The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

(d)

Basic Loss Per Common Share

Basic loss per common share has been calculated based on the weighted average number of shares outstanding.  In accordance with Financial Accounting Standards No. 128, Earnings Per Share, basic loss per common share is computed using the weighted average number of common shares outstanding.  Diluted earnings per share is computed using weighted average number of common shares plus dilutive common shares equivalents outstanding during the period using the treasury stock method.  Because the Company incurred losses for the years ended March 31, 2007 and 2006, the effect of any equivalent shares for each year would be excluded from the loss per share computation since the impact would be antidilutive.  There were no common stock equivalents outstanding at March 31, 2007.

(e)

Revenue Recognition

The Company recognizes revenues in accordance with the Securities and Exchange Commission, Staff Accounting Bulletin (SAB) number 104, Revenue Recognition.  SAB 104 clarifies application of U.S. generally accepted accounting principles to revenue transactions.

Revenue on coffee and accessory sales is recognized as products are delivered to the customer or retailer.  That is, the arrangements of the sale are documented, the product is delivered to the customer or retailer, the pricing becomes final, and collectibility is reasonably assured.  The Company may also recognize revenue from brokered coffee sales.  This revenue is recognized when the transaction is completed based on the contract terms.  Brokered coffee sales shall be recorded as the net commission recognizable to the Company.  To date, the Company has not had brokered coffee sales.

The Company records accounts receivable for sales which have been delivered but for which money has not been collected.  The balance uncollected as of March 31, 2007 was $17,369.  At March 31, 2007, the Company had an allowance for uncollectible accounts of $1,782.  The allowance for doubtful accounts, which is based upon management’s evaluation of numerous factors, including a predictive analysis of the outcome of the current portfolio and prior credit loss experience, is deemed adequate to cover reasonably expected losses inherent in the outstanding receivables.  The Company charges off uncollectible accounts when management estimates no possibility of collecting the related receivable.  For customer purchases paid in advance, the Company records a liability until products are shipped.  There was no outstanding unearned revenue from product sales as of March 31, 2007.

(f) Property and Equipment

Property and equipment are stated at cost.  Depreciation is provided using the straight-line method over the useful lives of the related assets.  Expenditures for maintenance and repairs are charged to expenses as incurred.

(g) Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

(h)

Recently Issued Accounting Standards

SFAS 156 Accounting for Servicing of Financial Assets (March 2006)

This statement is an amendment of SFAS 140.  This clarifies when to separately account for servicing rights, requires servicing rights to be separately recognized initially at fair value, and provides the option of subsequent accounting for servicing rights at either fair value or under the amortization method.  The standard is effective for fiscal years beginning after September 15, 2006 but can be adopted early.  Currently, the Company does not anticipate the adoption of SFAS 156 will have a material impact of its financial statements.

FIN No. 48 Accounting for Uncertainty in Income Taxes (July 2006)

Also known as Interpretation No. 48, this interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach.  FIN No. 48 is effective for fiscal years beginning after December 15, 2006.  The Company is currently evaluating the impact of adoption of this interpretation.

SFAS 157 Fair Value Measurements (September 2006)

This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007.  Early adoption is encouraged.  Currently, the adoption of SFAS 157 is not expected to have a material impact on the financial statements.

SFAS 158 Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (September 2006)

This statement is an amendment of FASB Statements 87, 88, 106 and 132(R)” (“SFAS 158”). SFAS 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its  statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 also requires the measurement of defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position (with limited exceptions).  Management does not expect adoption of SFAS 158 to have a material impact on the Company’s financial statements.

SFAS 159 The Fair Value Option for Financial Assets and Financial Liabilities (February 2007)

SFAS 159 creates a fair value option allowing an entity to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities, with changes in fair value recognized in earnings as they occur. SFAS 159 also requires an entity to report those financial assets and financial liabilities measured at fair value in a manner that separates those reported fair values from the carrying amounts of assets and liabilities measured using another measurement attribute on the face of the statement of financial position. Lastly, SFAS 159 requires an entity to provide information that would allow users to understand the effect on earnings of changes in the fair value on those instruments selected for the fair value election. SFAS 159 is effective for fiscal years beginning after November 15, 2007 (January 1, 2008 for the Bank), with early adoption permitted. The Company is continuing to evaluate SFAS 159 and to assess the impact on its results of operations and financial condition if an election is made to adopt the standard.

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

The Company is developing its operations for the sale of coffee. Further, efforts are being made to market the Company's business to potential consumers. The Company is planning on obtaining additional funds through equity financing. Should the Company fail to acquire these funds, expanding operations will be limited. Management has agreed to advance additional funds to cover the Company’s current operations.  If the Company is unsuccessful in these efforts and cannot attain sufficient coffee sales to permit profitable operations or if it cannot obtain a source of funding or investment, it may substantially curtail or terminate its operations.

Note 3

Property and Equipment

Property and equipment is carried at cost and summarized as follows:

Accumulated

Cost

Depreciation

Net

Roasting Equipment

$

63,057

$

(18,609)

$

44,448

Total

$

63,057

$

(18,609)

$

44,448

For the consolidated statements presented current depreciation expense is $5,027.  The equipment was part of the assets consolidated into the Company and the current statements only reflect a portion of the total depreciation expense on the equipment for the current year.  Of the $63,057 property and equipment account $ 60,557 has been capitalized under a capital lease discussed below.  As of March 31, 2007 the total accumulated depreciation associated with the capital lease was $ 17,661.

Note 4

Long Term Debt

The Company has a capital lease due to a finance company with interest at 10% due in monthly installments of $1,289, through October, 2010.  This note is secured by the Company’s equipment.

Maturities of long- term debt are as follows:

Year Ending

   March 31

2008

$11,334

2009

12,521

2010

13,832

2011

8,728

Total

$46,415

Note 5

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

The Company has filed a registration statement with the Securities and Exchange Commission on From SB-2.  The offering includes 3,000,000 shares of common stock of Pacific Land & Coffee Corporation, which are offered by the selling stockholders.  Certain of the selling stockholders which were promoters or affiliates of Pacific Land and Coffee are deemed underwriters.

During the year ended March 31, 2007, two shareholders sold 7,000 shares at a price of $.50 per share and contributed the proceeds to the Company.

Note 6

Income Taxes

Below is a summary of deferred tax asset calculations on net operating loss carry forward amounts.  Loss carry forward amounts expire throughout 2027.  Currently there is no reasonable assurance that the Company will be able to take advantage of a deferred tax asset, thus, an offsetting allowance has been established for the deferred asset.

Deductible

Deferred Tax Asset

Amount

Rate

Tax

Net Operating Loss

Federal

69,640

15%

10,446

State

69,640

5.1%

3,552

Valuation Allowance

(13,998)

Deferred Tax Asset

            --

The allowance has increased $ 10,403 from $3,595 as of March 31, 2006.

Reconciliation between income taxes at the statutory rate (20.1%) and the actual income tax provision for continuing operations follows:

Expected Provision/(Benefit) [based on statutory rates]

$

10,621

   Effect of:

Graduated Rates

(218)

Increase in Valuation Allowance

10,403

Provision for Income Taxes

$

0

Note 7

Related Party Transactions

One officer of the Company has advanced personal funds to the Company to assist in meeting routine cash needs.  He is being repaid in increments of $100, with no interest, on a weekly basis.  At March 31, 2007, the Company owed him $ 5,961.

A second officer of the Company is providing a mailing address to the Company without charge.  This service has been determined by the Company to have only nominal value.  As of March 31, 2007, no compensation has been paid or accrued to any officers or directors of the Corporation.

As of March 31, 2007, the Company has notes payable to a related party for $16,500.  The notes and interest are due and payable upon demand.  The notes bear an interest rate of 8.5% per annum.  As of March 31, 2007, the company has accrued interest of $1,641.

Note 8

Significant Concentration of Credit Risk

The Company’s concentration of activities is primarily in the State of Hawaii.  The Company sells coffee acquired from its Hawaiian suppliers.  Accordingly, should the Company’s suppliers in this region experience economic difficulties; it would be detrimental to the Company.

Note 9

Lease Obligation

The lease agreement was part of the liabilities associated with the consolidation that took place on November 6, 2006. The office lease expires on November 3, 2009 with current monthly rent of $3,900. The current financial statements only reflect a portion of the rent expense for the current year. Office rent expense for the year ending March 31, 2006 and 2005 was $17,105 and $0, respectively. The following is a schedule by years of future minimum lease payments required by operating leases that have initial or remaining non-cancellable lease terms extending beyond March 31, 2007:

Cash

Description	Unadjusted Balance	Debit	Credit	Adjusted Balance	Source WP
Checking - FHB (PLAC)	10.06	-	-	10.06	PP-4.1
Cash on Hand (Coscina)	-	-	-	-	PP-4.1
CPB - Checking (Coscina)	273.23	-	-	273.23	PP-4.1
General A/C - ASB (Coscina)	709.60	-	-	709.60	PP-4.1
Undeposited Funds (Coscina)	408.59	-	-	408.59	PP-4.1

Description	3/31/2007 Balance	3/31/2006 Balance	$ Diff	% Diff
-1.#QNAN	10.06	393.19	(383.13)	-97.44%
-1.#QNAN	-	1,552.55	(1,552.55)	-100.00%
-1.#QNAN	272.47	136.14	136.33	100.14%
-1.#QNAN	709.60	(3,749.62)	4,459.22	-118.92%
-1.#QNAN	408.59	-	408.59	-1.#R%

Description	3/31/07 Bank Balance	O/S Checks	Deposits in Transit	3/31/07 Book Balance
-1.#QNAN	10.06	-	-	10.06
-1.#QNAN	427.49	639.26	485.00	273.23
-1.#QNAN	3,693.61	2,985.01	-	708.60

	Check	Date Cleared	Date of Check	Amount	On the O/S List?
	CPB - Checking
	1211	4/2/07	3/19/07	92.55	Yes
	1218	4/5/07	3/27/07	21.90	Yes
	1220	4/12/07	3/28/07	39.80	Yes
	1221	4/19/07	4/4/07	290.00	No
	1222	4/13/07	4/5/07	5,031.47	No
	General A/C - ASB
	5119	4/2/07	3/16/07	291.14	Yes
	5124	4/2/07	3/16/07	152.07	Yes
	5137	4/2/07	3/23/07	309.37	Yes
	5149	4/2/07	4/2/07	180.00	No
	5130	4/3/07	3/20/07	79.60	Yes

Acc Rec

Description	Unadjusted Balance	Debit	Credit	Adjusted Balance	Source WP
Accounts Receivable (PLAC)	383	-	-	383	PP-5.1
Allowance for Doutful Accounts (PLAC)	-	-	-	-	PP-5.1
Accounts Receivable (Coscina)	17,823	-	-	17,823	PP-5.1
Allowance for Doutful Accounts (Coscina)	(7,273)	5,491	-	(1,782)	PP-5.1
Loan Receivable - DAGA (Coscina)	-	-	-	-	PP-5.1

Description	3/31/2007 Balance	3/31/2006 Balance	$ Diff	% Diff
-1.#QNAN	383	1,401	(1,018)	-72.63%
-1.#QNAN	-	(102)	102	-100.00%
-1.#QNAN	17,823	26,052	6,582	27.41%
-1.#QNAN	(7,273)	(7,273)	-	0.00%
-1.#QNAN	-	5,164	(5,164)	-100.00%
						`

3/31/07	Debit	Credit				Aged Receivables as of 3/31/2007 - PLAC
Allowance for Doubtful Accounts	5,491					Current	1 - 30	31 - 60	61 - 90	> 90	Total
Bad Debt Expense		5,491				-	-	-	-	383.41	383.41
(To account for management's estimate of doubtful accounts.)
						Aged Receivables as of 3/31/2007 - Coscina
						Current	1 - 30	31 - 60	61 - 90	> 90	Total
						4,457.38	4,211.25	827.92	550.05	7,775.94	17,822.54

Ratio	3/31/07	3/31/06
PLAC:
Accounts Receivable / Sales	3.41%	4.33%
# of Days Sales in A/R	12.27	15.58

Coscina:
Accounts Receivable / Sales	14.75%	19.36%
# of Days Sales in A/R	53.09	69.71

Fixed Assets

Description	Unadjusted Balance	Debit	Credit	Adjusted Balance	Source WP
Equipment (Coscina)	2,500.00	-	-	2,500.00
Roaster (Coscina)	60,556.89	-	-	60,556.89	PP-12.1
Accumulated Depreciation (Coscina)	(18,608.55)	-	-	(18,608.55)

Description	Beginning Balance 3/31/2006	Additions	Retirements	Ending Balance 3/31/2007
-1.#QNAN	2,500.00	-	-	2,500.00
-1.#QNAN	60,556.89	-	-	60,556.89
-1.#QNAN	(6,100.81)	(12,507.74)	-	(18,608.55)

	4.1.2004 - 3.31.2005	4.1.2005 - 3.31.2006	4.1.2006 - 3.30.2007	Total Accum Depr.
Equipment	83.33	500.00	500.00	1,083.33
Roaster	-	5,551.05	12,111.38	17,662.43

			Total	18,745.76

Other Assets

Description	Unadjusted Balance	Debit	Credit	Adjusted Balance	Source WP
Rent Deposit (Coscina)	3,156.22	2,251.81	-	5,408.03
Security Deposit - Roaster (Coscina)	-	-	-	-

Description	Balance per Book 3/31/07	Prior Year Balance 3/31/2006	Difference	% Change
-1.#QNAN	3,156.22	3,156.22	-	0.00%
-1.#QNAN	-	511.88	(511.88)	-100.00%

						Rent Period	Rental Rate	Square Footage	Number of Months	Total
3/31/07	Debit	Credit				11/6/06 - 1/31/07	0.91	3000	3	$8,190
Rent Deposit	2,252					2/1/07 - 3/31/07	1.30	3000	2	7,800
Rent Expense		2,252						Total Rent - 3.31.2007		$15,990
(To account for rent deposit balance)								Rent Expense - Books		(19,357)
								Deposit on renewal		2,048
								Immaterial difference		$(1,319)

							Deposit
							$3,360
							2,048
							$5,408

Acc Pay

Description	Unadjusted Balance	Debit	Credit	Adjusted Balance	Source WP
Accounts Payable (PLAC)	9,257.17	-	1,900.59	11,157.76
Accounts Payable (Coscina)	6,236.99	-	-	6,236.99
Advanta (Coscina)	1,717.23	-	-	1,717.23
American Express (Coscina)	-	-	-	-
Capital One (Coscina)	2,090.12	-	-	2,090.12
Merrill Lynch (Coscina)	10,987.04	-	-	10,987.04
Credit Line - ASB (Coscina)	24,713.78	-	251.87	24,965.65
Deposit Liability (Coscina)	-	-	-	-
G/E Tax Payable (Coscina)	71.81	-	-	71.81
Partner Loans (Coscina)	5,961.26	-	-	5,961.26
Payroll Liabilities (Coscina)	1,917.67	-	-	1,917.67

Description	3/31/2007 Balance	3/31/2006 Balance	$ Diff	% Diff
-1.#QNAN	9,257	2,895	6,362	219.74%
-1.#QNAN	6,237	21,133.18	(14,896.19)	-70.49%
-1.#QNAN	1,717	2,014.92	(297.69)	-14.77%
-1.#QNAN	-	(29.00)	29.00	-100.00%
-1.#QNAN	2,090	1,807.42	282.70	15.64%
-1.#QNAN	10,987	2,132.71	8,854.33	415.17%
-1.#QNAN	24,714	24,942.46	(228.68)	-0.92%
-1.#QNAN	-	955.00	(955.00)	-100.00%
-1.#QNAN	72	166.81	(95.00)	-56.95%
-1.#QNAN	5,961	350.00	5,611.26	1603.22%
-1.#QNAN	1,918	-	1,917.67	-1.#R%

3/31/07		Debit	Credit
Prof Fees - other		299
Accounts Payable			299
(To account for outstanding attorney fees owed as of 3/31/2007)

3/31/07		Debit	Credit
Coffee Purchases		1,601
Accounts Payable			1,601
(To account for unrecorded liability to Cerro Grande Corp.)

3/31/07		Debit	Credit
Interest Expense		252
Credit Line - ASB			252
(To account for finance charges on March's ASB Credit-line balance.)

Note Pay

Description	Unadjusted Balance	Debit	Credit	Adjusted Balance	Source WP
Accrued Interest (PLAC)	1,641.00	-	-	1,641.00
Loan from Shareholder (PLAC)	16,500.00	-	-	16,500.00
Note Payable - Roaster (Coscina)	46,458.38	-	-	46,458.38

Description	3/31/2007 Balance	3/31/2006 Balance	$ Diff	% Diff
-1.#QNAN	1,641.00	597.00	1,044.00	174.87%
-1.#QNAN	16,500.00	8,600.00	7,900.00	91.86%
-1.#QNAN	46,458.38	59,083.31	(12,624.93)	-21.37%		46,458

						-46414.5

Date	11/4/04
Principal Sum	$5,000.00
Interest Rate Per Annum	8.50%

Amortization	Balance	Payment	Principle	Accrued Interest
11/4/04	$5,000.00	-	-	$449.45
11/25/05	7,000.00	-	-	11.41
12/2/05	8,600.00	-	-	570.78
9/13/06	16,200.00	-	-	22.64
9/19/06	14,500.00	1,700.00	-	172.21
11/9/06	16,500.00	-	-	545.63
3/31/07
	Total			$1,772.12

							Current Portion of Long-term Debt

								Amount
							Roaster - 3/31/07	$46,458
							Projected Balance - Roaster - 3/31/2008	35,081
							Current Portion of LTD for the Roaster	$11,378

	Year Ending March 31,	Equipment
	2008	11,377.81
	2009	12,520.72
	2010	13,831.81
	2011	8,728.04
	Total	$46,458.38

		Rent Period	Rental Rate per Square Footage	Square Footage	Number of Months	Required Min. Lease Payments
		4/1/07 - 2/3/08	1.30	3000	10	39,000.00
		2/4/08 - 2/3/09	1.34	3000	12	48,240.00
		2/4/09 - 11/3/09	1.38	3000	9	37,260.00
					Total	$124,500.00

	Year Ending March 31,	Building
	2008	$47,040.00
	2009	48,480.00
	2009	28,980.00
	Total	$124,500.00

Tax

Deferred Tax Asset	Deductible Amount	Rate	Tax	Date of Operating Loss	Year of Expiration	Amount of Loss	Balance of Loss
Net Operating Loss				mmmm d, yyyy	2004	2,371	2,371
Federal	64,727	15.00%	9,709	mmmm d, yyyy	2005	6,695	9,066
State	64,727	5.10%	3,301	mmmm d, yyyy	2006	5,119	14,185
				mmmm d, yyyy	2007	50,542	64,727
Valuation Allowance			(13,010)
Deferred Tax Asset			-

Expected Provision [Based on Statutory Rates]		$10,159
Effect of:
Gratuated Rates		744
Increase in valuation allowance		(9,415)
Provision for Income Taxes		$-

Equity

Description	Unadjusted Balance	Debit	Credit	Adjusted Balance	Source WP
Common Stock	10,000.00	-	-	10,000.00
Additional Paid in Capital	(2,520.00)	-	-	(2,520.00)
Deficit Accumulated During Development Stage	(34,484.50)	-	-	(34,484.50)

Description	3/31/07	3/31/06	$ Diff	% Change
-1.#QNAN	10,000.00	10,000.00	-	0.00%
-1.#QNAN	(2,520.00)	(6,020.00)	3,500.00	-58.14%
-1.#QNAN	(34,484.50)	(14,397.03)	(20,087.47)	139.53%

Description	4.1.2006 Balance	Net Loss	Net Income	3.31.2007 Balance
-1.#QNAN	(16,799.00)	(50,542.00)	-	(67,341.00)

Income & Expenses

Description	Apr. 1, 2006 - Mar. 31, 2007	Apr. 1, 2005 - Mar. 31, 2006	Difference	% Change
Pacific Land & Coffee's Books:
Coffee Sales	927.63	11,051.20	(10,123.57)	-91.61%
Other Sales	10,269.00	22,076.25	(11,807.25)	-53.48%
Sales	51.82	(761.84)	813.66	-106.80%
Total	11,248.45	32,365.61	(21,117.16)

Coscina's Books:	Nov. 6, 2006 - Mar. 31, 2007	Nov. 6, 2005 - Mar. 31, 2006
Coffee	117,263.70	128,124.94	(10,861.24)	-8.48%
Hawaiian Pancake Mix	1,322.31	-	1,322.31	-1.#R%
Repair and Service	(76.18)	(688.43)	612.25	-88.93%
Sales	4,530.06	7,782.96	(3,252.90)	-41.80%
Sales Discount	(2,195.06)	(679.15)	(1,515.91)	223.21%
Total	120,844.83	134,540.32	(13,695.49)

	Apr. 1, 2006 - Mar. 31, 2007	Apr. 1, 2005 - Mar. 31, 2006
Pacific Land & Coffee's Books:
G & A Expenses	17,412.01	9,196.19
Sales	11,248.45	32,365.61
% of G&A to Sales	154.79%	28.41%

Coscina's Books:
G & A Expenses	65,691.84	69,937.32
Sales	120,844.83	134,540.32
% of G&A to Sales	54.36%	51.98%

Note 9

Subsequent Event

On June 18, 2007 the Company entered into a letter of intent to acquire Integrated Coffee Technologies, Inc. a developer of genetically enhanced coffee plants.  The letter of intent, which is subject to the completion of due diligence, approval of shareholders of Integrated Coffee Technologies, Inc., and other matters, will be affected by the issuance of a number of shares equal to approximately 70% of the outstanding shares after giving effort to their issuance.

Note 10

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of November 6, 2006, the date of the acquisition:

Cash

$1,418

Accounts receivable, net

31,640

 Property and equipment

49,476

Other assets

4,195

Accounts payable

(8,815)

Sales tax payable

(165)

Bank credit line

(24,470)

Notes payable - Related party

(2,465)

Note payable

(50,814)

Net assets assumed

$0

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

Alfred Coscina, 68, has been founder and president of Daga Restaurant Ware, Coscina Brothers Coffee Company and Kona Wave Coffee Company since 1978.  Prior to 1973 he was owner of Boston Insulated Wire and Cable and Rockbestos Wire and Cable.  He graduated with a degree in psychology from Alfred University and he attended graduate courses in psychology at the University of Buffalo and the University of New Mexico.

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

Payouts ($)

Awards ($)

Options SARs(#)

 Dale G. Nielsen

2007

$

0

0

0

0

0

0

0

 CEO

2006

0

0

0

0

0

0

2005

0

0

0

0

0

0

0

Alfred Coscina

2007

$

0

0

0

0

0

0

0

 CFO

2006

0

0

0

0

0

0

2005

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

4,655,000

46.6%

Albert Coscina(1)

2,338,000

23.4

All officers and directors

  as a group (2 persons)

6,993,000

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

We subleased a roaster facility in Hawaii from Coscina Brothers Coffee, LLC, a limited liability company owned by Alfred Coscina, an officer and director. No usage occurred under this lease. The sublease was terminated in November 2006 upon the acquisition of Coscina Brothers.  The acquisition was effected as a contribution to capital by Mr. Coscina, no additional consideration being paid therefor.

During the year ended March 31, 2007, Dale Nielsen and Alfred Coscina sold 7,000 shares at a price of $.50 per share and contributed the proceeds to the Company.

On November 4, 2004, the Vice President, Al Coscina, loaned operating capital to the Company.. The note is non-interest bearing and due and payable upon demand.  The officer is being repaid at the rate of $100 per week and the total debt as of March 31, 2007 was $5,961.

As of March 31, 2007, the Company has notes payable to Dale Nielsen for $16,500.  The notes and interest are due and payable upon demand.  The notes bear an interest rate of 8.5% per annum.  As of March 31, 2007, the company has accrued interest of $1,641.

PART IV

Item 13.

EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.  The following exhibits of the Company are included herein.

Exhibit No.

Document Description

2.

Agreement and Plan of Reorganization between Back Channel Investments, Inc. and Pacific Land and Coffee Corporation (2)

2.2

Board Resolution accepting the assets as a contribution to capital. (5)

3.

Certificate of Incorporation and Bylaws

3.1.

Articles of Incorporation(1)

3.2

Articles of Amendment(2)

3.3

Bylaws(1)

10.

Material Contracts

10.1 Stock Option Plan.(1)

10.2 Sublease of Roaster Facilities(4)

16.1

Letter regarding change in certifying accountant(3)

21.

Subsidiaries. The Company has two subsidiaries, Pacific Land and Coffee Corporation, a Hawaii corporation, and Coscina Brothers Coffee, LLC, a Hawaiian LLC. No trade names are employed.

31. Chief Executive Officer and Chief Financial Officer - Rule 13a-15(e) Certification. Filed herewith.

32. Chief Executive Officer and Chief Financial Officer - Sarbanes-Oxley Act Section 906 Certification. Filed herewith.

(1)

Filed with the Company's original Form 10-SB.

(2)

Filed with Registration Statement on Form SB-2, file no. 333-105564 and incorporated by reference.

(3)

Incorporated by reference to the Current Report on Form 8-K dated September 8, 2003.

(4)

Filed with Amendment No. 1 to Registration Statement 333-105564 and incorporated by reference

(5)

Incorporated by reference to the Current Report on Form 8-K dated November 6, 2006.

(b)

Reports on Form 8-K.- None

Item 14. Principal Accountant Fees and Services.

Audit Fees

Our  principal  accountants,  Mantyla, McReynolds LLC,  billed us $21,983 and $8,481 for audit fees and review of quarterly  filings in the fiscal years ended  March 31, 2007 and 2006, respectively.

There were $809 and $522, respectively paid in audit related fees, tax fees and all other  fees to Mantyla McReynolds, LLC  during the year  ended  March 31, 2007 and 2006.

Audit Committees pre-approval policies and procedures.

We do not have an audit committee.  Our engagement of Mantyla McReynolds LLC was approved by the Board of Directors.  No services described in Item 9(e)(2) through 9(e)(4) of Schedule 14A were performed by our auditors.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 27, 2007.

PACIFIC LAND AND COFFEE CORPORATION

By:

/s/ Dale G. Nielsen

Dale G. Nielsen

Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on June 27, 2007.

By:

/s/ Dale G. Nielsen

Chief Executive Officer and Director

Dale G. Nielsen

(principal executive officer)

By:

/s/ Alfred Coscina

Chief Financial Officer and Director

Alfred Coscina

(principal financial and accounting officer)