Form 10QSB
period 2007-06-30
PACIFIC LAND & COFFEE CORP
filed 2007-08-13
CIK 1092791

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

at June 30, 2007

Transitional Small Business Format  Yes      No  X

PACIFIC LAND AND COFFEE CORPORATION.

(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30	March 31,
	2007	2007
	(Unaudited)	(Audited)
Current Assets
Cash in Bank	$-	$1,401
Accounts Receivable, net of
allowance for doubtful accounts of $ 1,782	19,387	15,587
	----------------	----------------
Total Current Assets	19,387	16,988

Fixed Assets
Equipment	63,057	63,057
Less: Accumulated Depreciation	(21,735)	(18,609)
	----------------	----------------
Total Fixed Assets	41,322	44,448

Other Assets
Rent Deposit	5,408	5,408
	----------------	----------------
Total Other Assets	5,408	5,408

TOTAL ASSETS	$66,117	$66,844
	========	========

The accompanying notes are an integral part of the financial statements.

PACIFIC LAND AND COFFEE CORPORATION.

(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	LIABILITIES & STOCKHOLDER'S DEFICIT
		June 30	March 31,
		2007	2007
		(Unaudited)	(Audited)
Current Liabilities	Bank Overdraft	$6,303	$-
	Accounts Payable	39,678	31,531
	Credit Line	25,008	24,966
	Payroll & Excise Taxes Payable	4,176	1,990
	Advances by Officer	6,236	5,961
	Note Payable - Related Party	27,612	18,141
	Current Portion of Long Term Debt	12,537	11,334
		----------------	---------------
	Total Current Liabilities	121,550	93,923

Long Term Liabilities	Note Payable - net of current portion	32,066	35,081
		----------------	---------------
	Total Long Term Liabilities	32,066	35,081
		----------------	---------------
	TOTAL LIABILIITIES	153,616	129,004

Stockholder's Deficit	Preferred Stock - 1,000,000 shares authorized;
	Par value of $.001 per share; 0 shares issued and no shares outstanding	-

	Common Stock - 20,000,000 shares authorized;
	Par value of $.001 per share; 10,000,000 shares issued and outstanding	10,000	10,000
	Capital in deficit of par value	(2,520)	(2,520)
	Deficit accumulated during the development stage	(94,979)	(69,640)
		----------------	---------------
	Total Stockholder's Deficit	(87,499)	(62,160)
		----------------	---------------
	TOTAL LIABILITIES & STOCKHOLDER'S DEFICIT	$66,117	$66,844
		========	========

The accompanying notes are an integral part of the financial statements.

PACIFIC LAND AND COFFEE CORPORATION.

(A Development Stage Company)

	CONDENSED CONSOLIDATED STATEMENTS OF OPERATION
	For the Three Months Ended June 30, 2007 and 2006
and for the Period from Inception (February 14, 2003) through June 30, 2007

	For the Three	For the Three	February 14,
	Months Ended	Months Ended	2003 through
	June 30,	June 30,	June 30,
	2007	2006	2007
Revenues
Sales	$55,681	$4,190	$264,712
	------------------	------------------	------------------
Total Revenues	55,681	4,190	264,712

Cost of Sales	25,982	3,536	185,899
	------------------	------------------	------------------

Gross Profit	29,699	654	78,813

General & Administrative Expenses	51,889	1,386	153,812
Bad Debt Expense	308	-	10,687
	------------------	------------------	------------------

Net Loss from Operations	(22,498)	(732)	(85,686)

Other Income (Expense):
Interest Expense	(2,841)	(182)	(9,293)
	------------------	------------------	------------------
Total Other Income (Expense)	(2,841)	(182)	(9,293)
	------------------	------------------	------------------

Net Loss	$(25,339)	$(914)	$(94,979)
	============	============	============

Net Loss per Share:
Basic & Diluted	$(0.01)	$(0.01)	$(0.01)
	============	============	============

Weighted Average Shares Outstanding:
Basic & Diluted	10,000,000	10,000,000	9,821,540
	============	============	============

The accompanying notes are an integral part of the financial statements.

PACIFIC LAND & COFFEE CORPORATION
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended June 30, 2007 and 2006
and for the Period from Inception (February 14, 2003) Through June 30, 2007

	For the Three	For the Three	February 14,
	Months Ended	Months Ended	2003 through
	June 30,	June 30,	June 30,
	2007	2006	2007
Cash Flows from Operating Activities
Net Loss	$(25,339)	$(914)	$(94,979)
Adjustments to reconcile net loss to net cash provided by
operating activities
Depreciation	3,127	---	8,154
Bad Debt	308	---	10,687
Contributed Capital - noncash fair market value of start-up
and organization services and costs	---	---	1,000
(Increase) Decrease in accounts receivable	(3,452)	(733)	2,222
(Increase) Decrease in related party receivable	---	---	1,039
(Increase) Decrease in rent deposit	---	---	(2,252)
Increase (Decrease) in bank overdraft	6,303	1,819	6,303
Increase (Decrease) in accounts payable	7,490	(632)	30,204
Increase (Decrease) in payroll and excise tax payable	2,186	22	4,012
Increase (Decrease) in accrued interest	471	182	2,112
	------------------	------------------	------------------
Net Cash Used by Operating Activities	(8,906)	(256)	(31,498)

Cash Flow from Investing Activities	---	---	---
	------------------	------------------	------------------
Net Cash Used by Investing Activities	---	---	---

Cash Flow from Financing Activities
Proceeds from credit line	42	---	540
Proceeds from the sale of stock/contributed cash	---	---	6,480
Proceeds from noted payable - related party	9,000	---	27,200
Proceeds from advances from officer	1,675	---	5,171
Repayments of advances from officer	(1,400)	---	(1,400)
Repayments of long term note payable	(1,812)	---	(6,211)
Repayments of note payable - related party	---	---	(1,700)
	------------------	------------------	------------------

Net Cash Provided by Financing Activities	7,505	---	30,080

Net Increase (Decrease) in Cash	(1,401)	(256)	(1,418)

Beginning Cash Balance	1,401	256	---
Cash aquired in merger with Coscina Brothers Coffee Co.	---	---	1,418
	------------------	------------------	------------------

Ending Cash Balance	---	---	---
	============	============	============

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for interest	---	---	---
Cash paid during the year for income taxes	---	---	---

The accompanying notes are an integral part of the financial statements.

PACIFIC LAND AND COFFEE CORPORATION

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

June 30, 2007

Note 1

Interim Financial Statements

The accompanying financial statements have been prepared by the Company and are unaudited.  In the opinion of management, the accompanying unaudited financial statements contain all necessary adjustments for fair presentation, consisting of normal recurring adjustments as of June 30, 2007, and the results of operations and cash flows for the three months ended June 30, 2007 and 2006 and for the period from inception thru June 30, 2007.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  The information included in this Form 10-QSB should be read in conjunction with Management’s Discussion and Analysis and Financial Statements and notes thereto included in the Company’s March 31, 2007, Form 10-KSB filed with the Securities and Exchange Commission.  The results of operations for the three months ended June 30, 2007, are not necessarily indicative of the results of operations to be expected for the full fiscal year.

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

Note 3

Related Party Transactions

During the quarter ended June 30, 2007, an officer of the Company advanced $1,675 to the Company to assist in meeting routine cash needs.  The officer is being repaid in increments of $100, with no interest, on a weekly basis.  At June 30, 2007, the Company owed him $6,236.

During the quarter ended June 30, 2007, a shareholder loaned the Company $9,000.  The note and interest are due and payable on demand.  The note bears an interest rate of 8.5% per annum.  As of June 30, 2007, the shareholder loan balance was $25,500 and the loan had accrued interest of $ 2,112.

Note 4

Letter of Intent

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

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Management’s experience in the coffee industry is that as typical for coffee brokerage and small specialty coffee sales, we do not have long term sales contracts. We do not have any written contracts for the sale of our product.  We produce and ship as purchase orders are received.  We must wait for future purchase orders to make sales in the future.  Because coffee prices are variable and demand can also be variable, we believe that selling under long term contracts would not be practicable in our industry.  Our invoices are due net 30 days, but currently we are receiving payment immediately on shipment. The sales in the quarter ended June 30, 2007 were $55,681, compared to $4,190 for the year ended March 31, 2006, an increase caused by the acquisition of Coscina Brothers Coffee, our principal supplier.  The gross margin as a percentage of sales improved from 16% to 53% due to the acquisition of the supplier in 2006. Our general and administrative expenses primarily consisted of legal and professional fees related to our status as a public company.  These expenses increased in 2007 primarily due to the general and administrative costs of Coscina Brothers Coffee, and secondarily due to higher costs associated with our public company status. Our net loss was $25,339 for the three months ended June 30, 2007.

Our plan of operation for fiscal 2008 will depend on whether we obtain outside funding.  If we do not receive outside funding, our plan of operations will be simple.  Based entirely on our communications with our primary customer, management believes, and has no reason to doubt, that we will continue to achieve the current level of sales without any significant marketing expenditures.  However, we cannot be certain of any future sales.  Management is confident that Pacific Land and Coffee can continue to enjoy at least its limited level of sales.  Yet we are still developing our plan principle operations.  Management will use its current business contacts to attempt to achieve additional sales.  In particular, Mr. Coscina has 28 years experience in the coffee industry.   There are no contingencies or conditions to the above sales other than our performance under purchase orders.  We will not require any outside funding to accomplish these sales, nor will we need to make any capital expenditures or hire employees and expect that we will slowly obtain additional  specialty coffee orders and green bean brokerage transactions.  Business expenses will be advanced by the officers.  It’s very difficult for management to project our sales for fiscal 2008.  Management is hopeful that sales will gradually increase but cannot guarantee sales will remain at current levels, sales will not decrease, nor that any increase will occur.

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

PART II. OTHER INFORMATION

Item 1.

LEGAL PROCEEDINGS - None

Item 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS - None

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

July 31, 2007

By:/s/ Alfred Coscina

Alfred Coscina,

Chief Financial Officer

(chief financial officer

and accounting officer and

duly authorized officer)