Form 10QSB
period 2007-09-30
PACIFIC LAND & COFFEE CORP
filed 2007-11-14
CIK 1092791

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

      3,802,634

Title of Class

Number of Shares outstanding

at September 30, 2007

Transitional Small Business Format  Yes      No  X

PACIFIC LAND AND COFFEE CORPORATION.

(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	ASSETS

		September 30	March 31,
		2007	2007
		(Unaudited)	(Audited)
Current Assets
Cash in Bank		$1,662	$1,401
Accounts Receivable, net of
allowance for doubtful accounts of $ 1,782		18,760	15,587
		----------------	----------------
Total Current Assets		20,422	16,988

Fixed Assets
Equipment		63,057	63,057
Accumulated Depreciation		(24,862)	(18,609)
		----------------	----------------
Total Fixed Assets		38,195	44,448

Other Assets
Rent Deposit		5,408	5,408
		----------------	----------------
Total Other Assets		5,408	5,408
		----------------	----------------

TOTAL ASSETS		$64,025	$66,844
		========	========

The accompanying notes are an integral part of the financial statements.

PACIFIC LAND AND COFFEE CORPORATION.

(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	LIABILITIES & STOCKHOLDER'S DEFICIT
		September 30	March 31,
		2007	2007
		(Unaudited)	(Audited)
Current Liabilities	Account Payable	$41,276	$31531
	Credit Line	24,953	24,966
	Payroll & Excise Taxes Payable	2,307	1,990
	Advances by Officer	11,521	5,961
	Note Payable - Related Party	43,254	18,141
	Current Portion of Long Term Debt	12,628	11,334
		----------------	---------------
	Total Current Liabilities	135,939	93,923

Long Term Liabilities	Note Payable - net of current portion	28,976	35,081
		----------------	---------------
	Total Long Term Liabilities	28,976	35,081
		----------------	---------------
	TOTAL LIABILIITIES	164,915	129,004

Stockholder's Deficit	Preferred Stock - 1,000,000 shares authorized;
	Par value of $.001 per share; 900,000 and 0 shares issued and outstanding at September 30, 2007 and March 31, 2007, respectively	900

	Common Stock - 50,000,000 shares authorized;
	Par value of $.001 per share; 3,802,634 shares issued and outstanding	3,803	3,803
	Capital in excess (deficit) of par value	84,935	3,677
	Deficit accumulated during the development stage	(190,528)	(69,640)
		----------------	---------------
	Total Stockholder's Deficit	(100,890)	(62,160)
		----------------	---------------
	TOTAL LIABILITIES & STOCKHOLDER'S DEFICIT	$64,025	$66,844
		========	========

The accompanying notes are an integral part of the financial statements.

PACIFIC LAND AND COFFEE CORPORATION

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended September 30, 2007 and 2006

and for the Period from Inception (February 14, 2003) through September 30, 2007

From Inception

through

For the Three

For the Three

For the Six

For the Six

February 14

Months

Months

Months

Months

2003 through

September 30,

September 30,

September 30,

2007

2006

2007

2006

2007

Revenues

Sales

$

59,737

$

5,270

$

115,417

$

9,460

$

324,448

Total Revenues

59,737

5,270

115,417

9,460

324,448

Cost of Sales

30,618

4,743

56,600

8,279

216,517

Gross Profit

29,119

527

58,817

1,181

107,931

General & Administrative

Expenses

120,675

5,440

172,563

6,826

274,486

Bad Debt Expense

419

0

727

0

11,106

Net Loss from Operations

(91,975)

(4,913)

(114,473)

(5,645)

(177,661)

Other Income (Expense):

Interest Expense

(3,573)

(204)

(6,415)

(386)

(12,867)

Total Other Income (Expense)

(3,573)

(204)

(6,415)

(386)

(12,867)

Net Loss before Income Taxes

$

(95,548)

$

(5,117)

$

(120,888)

$

(6,031)

$

(190,528)

Provision for Income Taxes

$

0

$

0

$

0

$

0

$

0

Net Loss

(95,548)

(5,117)

(120,888)

(6,031)

(190,528)

Net Loss per Share

$

(0.03)

$

(0.01)

$

(0.04)

$

(0.01)

$

(0.06)

Weighted Average Shares

Outstanding

3,532,276

3,333,333

3,433,348

3,333,333

3,287,923

The accompanying notes are an integral part of the financial statements.

PACIFIC LAND & COFFEE CORPORATION
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended September 30, 2007 and 2006
and for the Period from Inception (February 14, 2003) Through September 30, 2007

	For the Six	For the Six	February 14,
	Months Ended	Months Ended	2003 through
	September 30,	September 30,	September 30,
	2007	2006	2007
Cash Flows from Operating Activities
Net Loss	$(120,888)	$(6,031)	$(190,528)
Adjustments to reconcile net loss to net cash provided by
operating activities
Depreciation	6,254	---	11,281
Bad Debt	727	---	11,106
Stock issued for directors’ and consulting fees	82,158	--	82,158
Contributed Capital - noncash fair market value of start-up and organization services and costs	---	---	1,000
(Increase) Decrease in accounts receivable	(3,900)	(1,147)	1,775
(Increase) Decrease in related party receivable	---	---	1,039
(Increase) Decrease in rent deposit	---	---	(2,252)
Increase (Decrease) in bank overdraft	---	584	6,303
Increase (Decrease) in accounts payable	9,745	60	32,459
Increase (Decrease) in payroll and excise tax payable	317	(8)	2,142
Increase (Decrease) in accrued interest	1,100	386	2,741
	------------------	------------------	------------------
Net Cash Used by Operating Activities	(24,487)	(6,156)	(47,079)
Cash Flow from Investing Activities	---	---	---
Net Cash Used by Investing Activities	---	---	---
Cash Flow from Financing Activities
Proceeds from credit line	---	---	498
Proceeds from the sale of stock/contributed cash	---	---	6,480
Proceeds from notes payable - related party	24,000	7,600	42,200
Proceeds from advances from officer	11,960	---	9,056
Repayments of long term note payable	(4,812)	---	(9,211)
Repayments of note payable - related party	(6,400)	(1,700)	(1,700)
	------------------	------------------	------------------
Net Cash Provided by Financing Activities	24,748	5,900	47,323
Net Increase (Decrease) in Cash	261	(256)	244
Beginning Cash Balance	1,401	256	---
Cash acquired in merger with Coscina Brothers Coffee Co.	---	---	1,418
	------------------	------------------	------------------
Ending Cash Balance	1,662	---	1,662
Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for interest	6,415	386
Cash paid during the year for income taxes	---	---

The accompanying notes are an integral part of the financial statements.

PACIFIC LAND AND COFFEE CORPORATION

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

September 30, 2007

Note 1

Interim Financial Statements

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, the accompanying unaudited financial statements contain all necessary adjustments for fair presentation, consisting of normal recurring adjustments as of September 30, 2007, and the results of operations and cash flows for the three and six months ended September 30, 2007 and 2006 and for the period from inception thru September 30, 2007.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  The information included in this Form 10-QSB should be read in conjunction with Management’s Discussion and Analysis the financial statements and notes thereto included in the Company’s March 31, 2007, Form 10-KSB filed with the Securities and Exchange Commission.  The results of operations for the three and six months ended September 30, 2007, are not necessarily indicative of the results of operations to be expected for the full fiscal year.

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

Note 3

Related Party Transactions

During the quarter ended September 30, 2007, an officer of the Company advanced $10,285 to the Company to assist in meeting routine cash needs.  He is being repaid in increments of $100, with no interest, on a weekly basis.  At September 30, 2007, the Company owed him $11,521.

As of September 30, 2007, the Company has notes payable to two related parties for $35,500 and $5,000, respectively.  The notes and interest are due and payable on demand.  The notes bear an interest rate of 8.5% per annum.  As of September 30, 2007, the Company has accrued interest of $2,754.

Note 4

Equity

On August 22, 2007, the Company amended its Articles of Incorporation with the State of Delaware wherein the number of authorized common stock increased from 20,000,000 shares to 50,000,000 shares.

The Company authorized the issuance of 445,967 shares of common stock at $0.02 per share to the members of our Board of Directors for compensation of $26,758. The Company also authorized the issuance of 923,333 shares of common stock at $0.02 per share to consultants to compensate the individuals for $55,400 in consulting fees.

The Company entered into an agreement to effect a re-capitalization of its outstanding common stock in the form of a pro rata one for three reverse split.

The Company also authorized the issuance of 1,000,000 shares of preferred stock. 900,000 shares of the preferred stock were exchanged for 900,000 post-split shares of common stock by two of the officers of the Company.

The amended Articles of Incorporation, the issuance of common stock for directors’ fees and consulting fees, the reverse stock split, and the authorization of the preferred stock were unanimously adopted by our Board of Directors, on August 22, 2007.   The common stock numbers presented in these financial statements are shown on a post reverse split basis.

Note 5

Letter of Intent

On June 18, 2007 the Company entered into a letter of intent to acquire Integrated Coffee Technologies, Inc. a developer of genetically enhanced coffee plants.  The letter of intent will be affected by the issuance of a number of shares equal to approximately 70% of the outstanding shares after giving effort to their issuance. This agreement is still pending and the target date to close the deal sometime during  November 2007 tem 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Management’s experience in the coffee industry is that as typical for coffee brokerage and small specialty coffee sales, we do not have long term sales contracts. We do not have any written contracts for the sale of our product.  We produce and ship as purchase orders are received.  We must wait for future purchase orders to make sales in the future.  Because coffee prices are variable and demand can also be variable, we believe that selling under long term contracts would not be practicable in our industry.  Our invoices are due net 30 days, but currently we are receiving payment immediately on shipment. The sales in the six months ended September 30, 2007 were $115,417, compared to $9,460 for the same period in 2006, an increase caused by the acquisition of Coscina Brothers Coffee on November 2, 2006.  The gross margin as a percentage of sales improved from 12% to 51% due to the acquisition of Coscina Brothers Coffee in 2006. Our general and administrative expenses primarily consisted of legal and professional fees related to our status as a public company.  These expenses increased in 2007 primarily due to the general and administrative costs of Coscina Brothers Coffee, and secondarily due to higher costs associated with our public company status. Our net loss from operations was $114,473 and our net loss in total was $120,888 for the six months ended September 30, 2007.

Our plan of operation for fiscal 2008 will depend on whether we obtain outside funding.  If we do not receive outside funding, our plan of operations will be simple.  Based entirely on our communications with our primary customer, management believes, and has no reason to doubt, that we will continue to achieve the current level of sales without any significant marketing expenditures.  However, we cannot be certain of any future sales.  Management is confident that Pacific Land and Coffee can continue to enjoy at least its limited level of sales.  Yet we are still developing our planned principal operations.  Management will use its current business contacts to attempt to achieve additional sales.  In particular, Mr. Coscina has 28 years experience in the coffee industry.   There are no contingencies or conditions to the above sales other than our performance under purchase orders.  We will not require any outside funding to accomplish these sales, nor will we need to make any capital expenditures or hire employees and expect that we will slowly obtain additional  specialty coffee orders and green bean brokerage transactions.  Business expenses will be advanced by the officers.  It’s very difficult for management to project our sales for fiscal 2008.  Management is hopeful that sales will gradually increase but cannot guarantee sales will remain at current levels, sales will not decrease, nor that any increase will occur.

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

Item 3.

DEFAULTS UPON SENIOR SECURITIES - None

Item 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None

Item 5.

OTHER INFORMATION - None

Item 6.

EXHIBITS

3.3   Amendment to Articles of Incorporation increasing authorized common stock and effecting reverse split.

3.4 Certificate of Designation, Series A Convertible Preferred Stock

31. Certifications, Dale Nielsen and Alfred Coscina, CEO and CFO respectively.

Certification pursuant to 18 U.S.C. Section 1350 of Dale Nielsen and Alfred Coscina

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC LAND AND COFFEE CORPORATION

Date:

November 13, 2007

By:

/s/ Alfred Coscina

Alfred Coscina,

Chief Financial Officer (chief financial officer

and accounting officer and duly authorized officer)