Form 10QSB
period 2007-12-31
PACIFIC LAND & COFFEE CORP
filed 2008-02-14
CIK 1092791

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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

Common Stock, $.001 par value

      11,446,784

Title of Class

Number of Shares outstanding

at December 31, 2007

Transitional Small Business Format  Yes      No  X

PACIFIC LAND AND COFFEE CORPORATION

(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

December 31,

March 31,

2007

2007

(Unaudited)

(Audited)

Current Assets

Cash

$

181,777

$

1,401

Accounts Receivable, net of allowance

  for doubtful accounts of $2,084 and $1,782, respectively

29,629

15,587

Advances

29,600

--

Advances – related party

2,392

--

Total Current Assets

243,398

16,988

Fixed Assets

Equipment

192,665

63,057

Leasehold Improvements

9,316

--

Less: Accumulated Depreciation

(101,877)

(18,609)

Total Fixed Assets

100,104

44,448

Other Assets

Patents, net of amortization of $455,001

654,156

--

License Agreements, net of amortization expense of $61,095

116,967

--

Deposits

12,908

5,408

Total Other Assets

784,031

5,408

TOTAL ASSETS

$

1,127,533

$

66,844

The accompanying notes are an integral part of the financial statements.

PACIFIC LAND AND COFFEE CORPORATION

(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES & STOCKHOLDER’S EQUITY/(DEFICIT)

December 31,

March 31,

2007

2007

(Unaudited)

(Audited)

Current Liabilities

Accounts payable

$

146,445

$

31,531

Credit line

24,953

24,966

Payroll & Excise taxes Payable

20,711

1,990

Advances by Officer

10,571

5,961

Note Payable – Related Party

51,634

18,141

Current Portion of Long Term Debt

13,177

11,334

Total Current Liabilities

267,491

93,923

Long Term Liabilities

Note Payable – net of current portion

25,808

35,081

Total Long Term Liabilities

25,808

35,081

TOTAL LIABILITIES

293,299

129,004

Non-Controlling Interest

917,474

--

Stockholder’s Equity / (Deficit)

Preferred Stock – 1,000,000 shares authorized;

  par value of $.001 per share; 900,000 and 0

  shares issued and outstanding at December 31, 2007

  and March 31, 2007, respectively

900

--

Common Stock – 50,000,000 shares authorized;

  Par value of $.001 per share; 11,446,784 and

  3,802,634 shares issued and outstanding at

  December 31, 2007 and March 31, 2007, respectively

11,447

3,803

Capital in excess  of par value

153,732

3,677

Deficit accumulated during the development stage

(249,319)

(69,640)

Total Stockholders Equity / (Deficit)

528,904

(62,160)

TOTAL LIABILITIES & STOCKHOLDER’S EQUITY

$

1,127,533

$

66,844

The accompanying notes are an integral part of the financial statements.

PACIFIC LAND AND COFFEE CORPORATION

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended December 31, 2007 and 2006

and for the Period from Inception (February 14, 2003) through December 31, 2007

From Inception

through

For the Three

For the Three

For the Nine

For the Nine

February 14

Months

Months

Months

Months

2003 through

December 31,

December 31,

December 31,

2007

2006

2007

2006

2007

Revenues

Sales

$

97,671

$

56,826

$

213,088

$

66,286

$

422,119

Total Revenues

97,671

56,826

213,088

66,286

422,119

Cost of Sales

56,752

33,439

113,352

41,718

273,269

Gross Profit

40,919

23,387

99,736

24,568

148,850

General & Administrative

Expenses

119,712

25,283

292,275

32,108

394,198

Bad Debt Expense

--

1,140

727

1,140

11,106

Net Loss from Operations

(78,793)

(3,036)

(193,266)

(8,680)

(256,454)

Other Income (Expense):

Interest Expense

(6,653)

(2,688)

(13,068)

(3,074)

(19,520)

Total Other Income (Expense)

(6,653)

(2,688)

(13,068)

(3,074)

(19,520)

Net Loss before Non-Controlling interest

(85,446)

(5,724)

(206,334)

(11,754)

(275,974)

Loss to Non-Controlling Interest

26,655

--

26,655

--

26,655

Net Loss before Income Taxes

(58,791)

(5,724)

(179,679)

(11,754)

(249,319)

Provision for Income Taxes

--

--

--

--

--

Net Loss

$

(56,816)

$

(5,724)

$

(179,679)

$

(11,754)

$

(249,319)

Net Loss per Share

$

(0.01)

$

(0.01)

$

(0.05)

$

(0.01)

$

(0.07)

Weighted Average Shares

Outstanding

4,882,785

3,333,333

3,918,251

3,333,333

3,370,308

The accompanying notes are an integral part of the financial statements.

PACIFIC LAND AND COFFEE CORPORATION

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended December 31, 2007 and 2006

and for the Period from Inception (February 14, 2003) through December 31, 2007

	For the Nine	For the Nine	February 14,
	Months Ended	Months Ended	2003 through
	December 31,	December 31,	December 31,
	2007	2006	2007
Cash Flows from Operating Activities
Net Loss	$ (179,679)	$ (11,754)	$ (249,319)
Adjustments to reconcile net loss to net cash provided by
operating activities
Non-Controlling Interest	(26,655)	--	(26,655)
Bad debt expense	725	--	11,104
Depreciation	11,506	1,902	16,533
Stock Issued for payment of fees	82,158	---	82,158
Contributed Capital - noncash fair market value of start-up and organization services and costs	---	---	1,000
(Increase) Decrease in accounts receivable	(15,302)	(6,260)	(9,628)
(Increase) Decrease in short-term advances	8,246	1,082	9,285
(Increase) Decrease in rent deposit	---	---	(2,252)
Increase (Decrease) in bank overdraft	---	2,623	---
Increase (Decrease) in accounts payable	(174,650)	(2,690)	(151,936)
Increase (Decrease) in payroll and excise tax payable	21,852	(83)	23,678
Increase (Decrease) in accrued interest	1,993	829	3,634
	------------------	------------------	------------------
Net Cash Used by Operating Activities	(269,806)	(14,353)	(292,398)
Cash Flow from Investing Activities	---	---	---
Net Cash Used by Investing Activities	---	---	---
Cash Flow from Financing Activities
Repayment to credit line	(13)	---	485
Proceeds from the sale of stock – Subsidiary	445,000	---	445,000
Proceeds from sale of stock	---	3,500	6,480
Proceeds from notes payable - related party	31,500	9,600	49,700
Proceeds from advances from officer	11,010	3,445	8,106
Repayments of long term note payable	(7,430)	(1,738)	(11,829)
Repayments of note payable - related party	(6,400)	(1,700)	(1,700)
Repayments of other liabilities	(326,608)	---	(326,608)
	------------------	------------------	------------------
Net Cash Provided by Financing Activities	147,059	13,107	169,634
Net Increase (Decrease) in Cash	(122,747)	(1,246)	(122,764)
Beginning Cash Balance	1,401	256	---
Cash acquired in merger with Coscina Brothers Coffee Co.	---	990	1,418
Cash acquired in merger with Integrated Coffee Technologies	303,123	---	303,123
	------------------	------------------	------------------
Ending Cash Balance	$ 181,777	$ ---	$ 181,777
Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for interest	$ ---	$ ---
Cash paid during the year for income taxes	$ ---	$ ---
Stock issued for debt – Non-Controlling interest	$ 470,241	$ ---
Stock issued for expenses	$ 82,158	$ ---

Business Acquisitions:

Fair value of assets acquired

$

1,188,614

$

89,786

Issuance of debt/assumption of liabilities

$

---

$

101,946

Net Liabilities assumed

$

1,083,284

$

12,160

     Net Assets acquired

$         76,441

$               ---

The accompanying notes are an integral part of the financial statements.

PACIFIC LAND AND COFFEE CORPORATION

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

December 31, 2007

Note 1

Interim Financial Statements

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, the accompanying unaudited financial statements contain all necessary adjustments for fair presentation, consisting of normal recurring adjustments as of December 31, 2007, and the results of operations and cash flows for the three and nine months ended December 31, 2007 and 2006 and for the period from inception thru December 31, 2007.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  The information included in this Form 10-QSB should be read in conjunction with Management’s Discussion and Analysis the financial statements and notes thereto included in the Company’s March 31, 2007, Form 10-KSB filed with the Securities and Exchange Commission.  The results of operations for the three and nine months ended December 31, 2007, are not necessarily indicative of the results of operations to be expected for the full fiscal year.

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

Note 3

Related Party Transactions

During the nine months ended December 31, 2007, an officer of the Company advanced $12,310 to the Company to assist in meeting routine cash needs.  He is being repaid in increments of $100, with no interest, on a weekly basis.  At December 31, 2007, the Company owed him $10,571.

As of December 31, 2007, the Company has notes payable to two related parties for $38,000 and $10,000, respectively.  The notes and interest are due and payable on demand.  The notes bear an interest rate of 8.5% per annum.  As of December 31, 2007, the Company has accrued interest of $3,634.

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

The Registrant issued 900,000 shares of its Series A Convertible Preferred Stock to the two officers and directors of the Registrant in August, 2007, in exchange for a like number of shares of common stock.

.

The amended Articles of Incorporation, the issuance of common stock for directors’ fees and consulting fees, the reverse stock split, and the authorization of the preferred stock were unanimously adopted by our Board of Directors, on August 22, 2007.   The common stock numbers presented in these financial statements are shown on a post reverse split basis.

Note 5

Acquisition of Integrated Coffee Technologies

On December 18, 2007, the Company completed the acquisition of 70.3% of the outstanding shares of Integrated Coffee Technologies, Inc. common stock. Integrated Coffee Technologies, Inc. was organized under the laws of the State of Delaware on June 16, 1995.  Integrated Coffee Technologies, was organized to research and develop processes related to the coffee plant industry. The Company believes that the acquisition of Integrated Coffee Technologies will present its shareholders to participate in Integrated Coffee Technologies’ potential growth. The aggregate purchase price paid was $76,441, consisting of an aggregate of 7,644,150 shares of the Company’s common stock valued at $76,441 or $0.01 per share.

As disclosed in a Current Report on Form 8-K dated December 18, 2007, the Company acquired 70.3% of the outstanding shares of Integrated Coffee Technologies, Inc. for  7,644,150 newly authorized shares of common stock, and reserved 4,355,850 additional shares for the acquisition of the remaining Integrated Coffee Technologies shares. The Company expects that the majority, if not all, of the remaining Integrated Coffee Technologies shareholders will elect to exchange at the same exchange ratio of 3 Company shares for each 5 shares of Integrated Coffee Technologies.

Subsequent to the acquisition, Integrated Coffee Technologies converted $470,194 in debt into 470,194 shares of Integrated Coffee Technologies at a $1 per share, and sold 445,000 shares for cash of $445,000. These Integrated Coffee shareholders may also in the future have the opportunity to exchange their shares for Company shares.  Furthermore, Integrated Coffee Technologies expects to convert outstanding employee stock options into options to purchase Company shares. The number of such options to be granted has not yet been determined.

The financial statements have been presented to reflect activity from the 66.89% owned subsidiary, Integrated Coffee Technologies, Inc. from the date of transfer, December 18 2007 through December 31, 2007, consolidated with operations of the Company for the three months and nine months ended December 31, 2007.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of December 18, 2007, the date of the acquisition:

Assets Acquired:

Cash

$303,122

Advances

39,705

Fixed Assets

65,923

Patents

655,397

License Agreement

116,967

Deposit

7,500

Total Assets Acquired

$1,188,614

Liabilities Assumed:

Accounts Payable

(538,130)

Accrued Other Liabilities

(9,193)

Payroll Tax Liabilities

(114)

Notes Payable & Accrued Interest

(535,847)

Total Liabilities Assumed

($1,083,284)

Non-Controlling Interest

($28,889)

Net assets acquired

$76,441

The acquisitions above have been accounted for using the purchase method of accounting.  The Company conducts its own valuations to determine the purchase price allocation process. At any point in time, some valuations and allocations may be preliminary, and subject to further adjustment.

The following proforma financial information presents results as if the acquisition had transpired for each period presented:

For the Three Months

For the Nine Months

Ended December 31,

Ended December 31,

2007

2006

2007

2006

Revenues

    Sales

$95,054

$53,826

$210,472

$66,296

    Net Income / (Loss)

($292,709)

($365,900)

($700,859)

($805,806)

Note 6.

Common and Preferred Stock.

The Company issued 7,644,150 shares of its common stock as of December 18, 2007 to a corporation holding 70.3% of the then outstanding shares of Integrated Coffee Technologies.

On November 18, 2007 Integrated Coffee Technologies, Inc., a subsidiary of the Company, entered into an agreement whereby an officer was issued the right to purchase 20,500 shares of Integrated Coffee Technologies, Inc. stock as compensation for unpaid consulting fees. This was a pre-acquisition transaction.

Note 7   Recent Accounting Pronouncements

SFAS 141(R)

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”), which establishes principles and requirements for how the acquirer:  (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS 141(R) requires contingent consideration to be recognized at its fair value on the acquisition date and, for certain arrangements, changes in fair value to be recognized in earnings until settled.  SFAS 141(R) also requires acquisition-related transaction and restructuring costs to be expensed rather than treated as part of the cost of the acquisition.  SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company is currently evaluating the impact this statement will have on its financial position and results of operations.

SFAS 160.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements an Amendment of ARB No. 51 (“SFAS 160”), which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  SFAS 160 also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest.  It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest.  SFAS 160 also provides guidance when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary.  SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  The Company is currently evaluating the impact this statement will have on its financial position and results of operations.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Integrated Coffee Segment

Integrated Coffee Technologies does not currently have significant revenues from sales since its efforts have been devoted to developing its products.  The developmental timeline for genetically modified plants is long, especially for a crop such as coffee which requires three years before production of seed and product. We expect sales from our nematode resistant stock to increase in 2008 onward, but the sale of genetically modified coffee trees will commence only in 2011 for caffeine free trees and 2012 for controlled ripening trees.

Our loss from operations for the period December 19, 2007 to year ended was $82,167. Since our loss from operations for the year ended December 31, 2006 (prior to the acquisition by the Company) was $835,184, shareholders of the Company should expect significant losses in this segment to continue.  The loss from operations does not include interest expense, in part representing interest payable on loans from a shareholder. We expect that losses will continue and even increase for the next few years as we invest in research and development and as we commence incurring marketing expenses as our products come to market. Management is hopeful that sales of the nematode resistant plants will offset, at least in part, our operating losses.

In summary, management believes that Integrated Coffee Technologies has the potential to become profitable and achieve significant sales, even to transform the coffee industry. Realizing our potential will require additional cash, timely development of our technology and successfully confronting the risk factors mentioned in our Current Report on Form 8-K dated December 18, 2007.

Specialty Coffee Segment

Management’s experience in the coffee industry is that as typical for coffee brokerage and small specialty coffee sales, we do not have long term sales contracts. We do not have any written contracts for the sale of our product.  We produce and ship as purchase orders are received.  We must wait for future purchase orders to make sales in the future.  Because coffee prices are variable and demand can also be variable, we believe that selling under long term contracts would not be practicable in our industry.  Our invoices are due net 30 days, but currently we are receiving payment immediately on shipment. The sales in the nine months ended December 31, 2007 were $213,088, compared to $66,286 for the same period in 2006, an increase caused by the acquisition of Coscina Brothers Coffee on November 2, 2006.  The gross margin as a percentage of sales improved from 37% to 45% due to the acquisition of Coscina Brothers Coffee in 2006. Our general and administrative expenses primarily consisted of legal and professional fees related to our status as a public company.  These expenses increased in 2007 primarily due to the general and administrative costs of Coscina Brothers Coffee, the acquisition of Integrated Coffee Technologies,and due to higher costs associated with our public company status. Our net loss from operations was $193,266 and our net loss in total was $179,679 for the nine months ended December 31, 2007.

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

O

our success in developing and commercializing our genetically engineered coffee plants;

O

the impact of rapid and persistent fluctuations in the price of coffee beans;

O

our success in marketing our nematode resistant coffee plants;

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

Item 3.

DEFAULTS UPON SENIOR SECURITIES - None

Item 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None

Item 5.

OTHER INFORMATION - None

Item 6.

EXHIBITS

31. Certifications, Dale Nielsen and Alfred Tyrus C. Young, CEO and CFO respectively.

Certification pursuant to 18 U.S.C. Section 1350 of Dale Nielsen and Tyrus C. Young

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC LAND AND COFFEE CORPORATION

Date:

February 13, 2008

By:

/s/ Tyrus C. Young

Tyrus C. Young,

Chief Financial Officer (chief financial officer

and accounting officer and duly authorized officer)