Form 10-K
period 2008-03-31
PACIFIC LAND & COFFEE CORP
filed 2008-07-15
CIK 1092791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

[x]

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended March 31, 2008

[ ]

Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                          to    ___________

Commission File Number 0-30595

PACIFIC LAND AND COFFEE CORPORATION

(Exact name of small business issuer in its charter)

DELAWARE

33-0619256

(State or other jurisdiction of incorporation or organization)

(I.R.S. Employer Identification No.)

500 Alakawa Street,  Suite 220C

Honolulu, Hawaii

96817

(Address of principal executive offices)

(Zip Code)

Registrant's telephone number, including area code:               (808) 371-4266

Securities registered pursuant to Section 12(b) of the Act:              None_______

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, par value $.001

Check  whether the issuer (1) has filed all  reports  required to be filed by Section 13 or 15(d) of the Exchange  Act  during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been  subject to such filing  requirements  for the past 90 days. Yes [  X  ]      No

Check if there is no disclosure of delinquent filers in response  to Item 405 of Regulation  S-B is not contained in this form, and no disclosure  will be contained, to the best of registrant's  knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-KSB or any amendment to this Form 10-KSB. [    ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  [    ]    No  [  X  ]

State issuer's revenues for its most recent fiscal year: $271,594.

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2008 was $4,126,693 based on a closing sale price of $1.75 on that date.

The number of shares outstanding of the issuer's classes of Common Stock as of June 30, 2008:

Common Stock, $.001 Par Value – 12,514,455 shares

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

On November 6, 2007, Alfred Coscina, a director, officer and shareholder, contributed 100% of his interest in Coscina Brothers Coffee, LLC to the Company.  Mr. Coscina did not receive any item of value in return for the capital contribution.  Coscina Brothers Coffee, LLC was the Company’s principal supplier and is in the same principal business as the Company. The results of operations of the Company include the operations of Coscina Brothers Coffee LLC from November 6, 2006 through March 31, 2008.

On December 18, 2007, we acquired 70.3% of the outstanding common stock of Integrated Coffee Technologies, Inc., a Delaware corporation herein as (“Integrated Coffee Technologies”). The acquisition was effected pursuant to an Agreement and Plan of Reorganization dated December 18, 2007. In connection with the acquisition, the Registrant issued 7,644,149 newly authorized shares of common stock, and reserved 4,355,850 additional shares for the acquisition of the remaining Integrated Coffee Technologies shares. Since December 18, 2007 through March 31, 2008, an additional 892,904 shares were issued to exchanging Integrated Coffee Technologies shareholders, bringing our ownership of Integrated Coffee Technologies up to 75.54%.

The executive offices of the Company are located at 500 Alakawa Street, Suite 220c, Honolulu, Hawaii 96817.  Its telephone number is (808) 371-4266.

Risk Factors

The securities of Pacific Land and Coffee are highly speculative and very risky.  Before you buy consider the following risk factors and the rest of this report.

We are still in the development stage and may never be successful.

Pacific Land and Coffee's activities have been limited.  We have only a limited quantity of customers to date.  Although our sales have grown, our cumulative losses since inception to March 31, 2008 are $397,888.  This does not include the substantial deficit accumulated by the tropical plant subsidiary prior to acquisition.  There can be no assurance that Pacific Land and Coffee will be able to market its coffee and coffee related products, or the tropical plant varieties developed by Integrated Coffee Technologies, nor that it can achieve a significant level of sales or attain profitability.  If we do not increase our level of sales our common stock will not attain any value in any market that might develop, and investors will not be able to realize any value from their ownership of shares.

We need funding to implement our business plan.

We are in need of approximately $2,000,000 in funding to carry out our business plan for the next 12 months for development costs related to our tropical plant varieties, marketing costs and general and administrative expenses.  We have not identified any source for this required funding.  If we do not receive funding we will not be able to develop our products for market, nor market effectively to obtain customers.

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

The tropical plant segment will also be subject to the effect of fluctuating coffee prices.  As demand for and the price of coffee beans decreases, the demand for our coffee products will be affected.

Specialty Coffee Segment

The Specialty Coffee Segment's products can be divided into these categories:

°

Branded Coffee;

°

Private Label Coffee;

°

Wholesale Green Coffee;

°

Coffee dyed wearing apparel; Compact commercial espresso machines.  Hot and cold coffee beverages, dried vanilla beans for coffee flavoring extracts, and other coffee products.

We strive to conduct wholesale coffee operations in accordance with strict freshness and quality standards. Our primary business focus is roasting, blending, packaging and distributing coffee for sale under private labels for companies throughout the world.  We also sell unprocessed green coffee to specialty gourmet roasters, and distribute espresso machines and other coffee related products to cafes and specialty retail stores.

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

Raw Materials

 Coffee is a commodity traded on the Commodities and Futures Exchange. Coffee prices are subject to fluctuation. Over the past five years, the average price per pound of coffee beans ranged from approximately $.42 to $3.18. The price for Columbian Mild Arabica coffee beans on the New York Exchange as of June 25, 2008 was $1.174 per pound.

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

Tropical Plants Segment

Our tropical plant segment is operated through our 75% owned subsidiary, Integrated Coffee Technologies Inc. (“ICTI”), ICTI was founded in 1995 and specializes in research and technology for tropical plantation crops with focus on coffee. Coffee is the second largest commodity (in trading volume) after petroleum, with an annual trading volume of $60 billion. Decaffeinated coffee accounts for approximately 10% of the world coffee market. In addition to the know-how and experience of Dr. John Stiles, Chief Scientific Officer, ICTI’s key asset is an exclusive worldwide license for two patents owned by the University of Hawaii in the transgenic field.  Dr. Stiles, former Professor at the University of Hawaii, was one of the key inventors of the two patented technologies.

Integrated Coffee Technologies is located in Waialua, Hawaii on the north shore of the island of O’ahu where it leases 7,400 square feet of office and laboratory space.  Integrated Coffee Technologies has a website at http://www.integratedcoffee.com.

Integrated Coffee technologies has three primary areas of focus. The first is our patented caffeine-free coffee technology. This technology makes it possible to grow caffeine-free coffee trees through genetic transformation making current decaffeination processes obsolete.  We believe that this caffeine-free technology will have a significant impact in the US$ 6 billion worldwide decaf coffee market. Our naturally caffeine-free coffee will eliminate the use of chemicals for caffeine removal and thereby eliminate an estimated US$ 500 million per year in decaffeination processing costs. This is also advantageous to smaller coffee companies that pay a premium for decaf processing. We believe that with an aging population of health conscious coffee consumers concerned about caffeine intake and the chemicals used in traditional decaffeination processes our product is well positioned in the rapidly growing specialty coffee market.   Chemical decaffeination has a negative effect on the taste of coffee. Quality is the major attribute of the rapidly growing and high-end specialty coffee industry. Revenues will be generated from plant sales as well as from royalty income from selected specialty roasters selling caffeine-free coffee grown using the ICTI technology. A first cup of caffeine-free coffee is expected in 2010, sales of caffeine-free coffee trees in 2011 and commercial sales of caffeine-free coffee in 2014.

Our patented controlled ripening technology offers benefits throughout the coffee production industry. Originally this project was conceived to increase the efficiency of mechanical harvesting. Mechanical harvesting is rare in the coffee industry being used mainly in the non-Kona coffee production areas in Hawaii and in some of the newer production areas in Brazil. Both of these areas lack sufficient labor for hand harvesting and plantations were developed specifically for mechanical harvesting which requires flat terrain with the trees in hedgerows. (90 to 95% of coffee production areas cannot utilize mechanical harvesting due to the steep terrain.) Currently there is up to 30% loss associated with mechanical harvesting. One of the major components of this loss is harvesting of immature or overripe fruit due to uneven ripening. Our technology will alleviate this problem and improve overall yield of fully mature fruit and at the same time reduce harvesting costs as the crop can be harvested in one pass instead of multi pass harvesting. This is an advantage in manual or mechanical harvesting.

However, many farmers that cannot use mechanical harvesting have indicated an interest in this technology to improve utilization of labor and processing plants. Coffee ripens over a fairly short period. Controlling the ripening process will allow the farmer to both control and lengthen the harvest season. Capital costs relating to the processing plant (especially wet processing) will be reduced as less maximum capacity will be needed due to the lengthening and controlling the harvest season. Occasionally periods of warm and wet weather can result in rapid ripening such that the harvest exceeds the capacity of the processing plant resulting in stopping the harvest. This causes a loss in yield to the farmer and a loss in wages to the workers who are paid by the amount harvested. Rapid ripening can also cause losses due to an inadequate amount of available labor. Again both the farmer and the workers lose income. Our product will solve this problem benefiting both the farmer and the farm worker. Furthermore, under high volume processing conditions it is also possible to exceed the capacity of the processing plant to clean wastewater resulting in damage to the environment. Regulating the flow of ripe fruit using our technology will reduce this problem.

We believe that controlled ripening will also have a benefit for workers in the coffee industry. Currently most coffee farms require a large number of migrant workers for only a short period during the harvest season. They employ a much smaller number of full-time employees that do field preparation and upkeep and processing plant maintenance in the off-season. With an extended harvest season, the migrant workers, and their families would have more stability making it easier to supply health care and education. It will also decrease the need for child labor to support family income. The number of full-time employees will increase because the off-season work will need to be completed in a shorter time due to the lengthening of the harvest season. However, it has been suggested that controlled ripening coffee favors large landholders over small or so-called “subsistence” farmers in underdeveloped countries. Controlled ripening coffee plants could face political resistance in those countries.

Sale of trees with controlled ripening trait is expected to start in 2012.

We also have developed nematode-resistant coffee trees for the Kona coffee area.  A significant nematode problem has recently been uncovered in Kona. University of Hawaii researchers have estimated that about 85% of the Kona coffee growing region is infested with a new species of nematode that attacks the 'Typica' variety of arabica coffee that is traditionally grown in Kona. In severe cases this can cause up to 60% loss of yield. A resistant coffee tree of a different species, C. liberica, was found at the Kona Research Station. This species does not produce high quality coffee but can be used as rootstock. We are now producing this rootstock in tissue culture to assure stable genetics with the highest resistance to the nematode. The first plants were delivered in second quarter 2007.

We also will be working on additional projects to enhance resistance to disease and environmental conditions in coffee plants. As with other tropical crops, disease and pests are significant problems for coffee production. Chemicals have been used to control major coffee diseases for many years. However, additional options are needed. Coffee is often grown on terrain that is difficult to adequately treat with traditional chemical methods. Also, there are significant concerns for the health of workers and contamination of the environment. In addition, many coffee growers do not have access to adequate capital for purchase of equipment and chemicals. Biotechnology offers alternatives that are safe for the consumer, the farm workers and the environment. We believe there are significant commercial opportunities in this area as the major agricultural biotechnology companies are not involved in coffee. Likewise, environmental conditions such as frost and drought can have extremely destabilizing effects on the coffee industry. Application of recent developments in biotechnology should help to ease these environmental effects.

Patents and Proprietary rights

Integrated Coffee Technologies is the exclusive licensee for US patent 5,874,269.  Purified Proteins, Recombinant DNA sequences and Processes for Controlling the Ripening of Coffee Plants. Inventors: John I. Stiles, Kabi R. Neupane and Istefo Moisyadi, assigned to the University of Hawaii. This patent was issued in February 1999 and expires on August 11, 2016. However, because production of plants requires three years, Integrated Coffee Technologies believes that the effective life of this patent extends until 2019.

Integrated Coffee Technologies is the exclusive licensee for US patent 6,075,184. “Purified Proteins, Recombinant DNA sequences and Processes for Producing Caffeine Free Beverages,” Inventors John I. Stiles, Istefo Moisyadi and Kabi R. Neupane and assigned to the University of Hawaii. This patent was issued in June 2000 and expires on March 25, 2016. However, because production of plants requires three years, Integrated Coffee Technologies believes that the effective life of this patent extends until 2019.

The nematode-resistant rootstock is not protected by patent but is based on proprietary information kept confidential as a trade secret. Our proprietary tissue culture system has been developed over four-year period.  To the best of our knowledge there is currently no competition in tissue culture production of the nematode resistant rootstock and, due to the uniqueness of the market we do not anticipate competition at this level.  There is some competition in nematode-resistant grafted coffee plants using seed however this is minimal.  Our tissue culture system has a significant advantage in that the Coffea liberica trees from which the resistant rootstock comes are not self-fertile.  This means that all seed result from cross-pollination from other plants that may not be nematode-resistant and may result in decreased resistance. Our tissue culture system uses tissue from known resistant plants and is asexual so that all plants produced in our tissue culture system are genetically identical to the original resistant plants and thus retain nematode resistance.  This is a significant advantage over seed produced rootstock.

Governmental Regulation

The sale or planting of genetically modified plants is regulated in most countries around the world.  This technology has been controversial is some countries such as selected countries in Europe and Japan.  However, the development of regulatory framework has alleviated many of the previous barriers to the introduction of products containing genetically modified plants.  A survey in 2006 found that 22 countries now grow biotech crops and include several countries in the European Union such as France, Germany and Spain, and some of the biggest coffee- producing countries such as Brazil, Columbia and Mexico.  The United States is both the largest consumer of decaf coffee and the largest producer and consumer of genetically modified crops.

Employees

We have 5 employees.  All of our employees are full time.

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

Item 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 2008.

PART II

Item 5.

MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock commenced trading in the quarter ended June 30, 2005 under the symbol PLCF.OB on the OTC Bulletin Board.  The symbol was changed to PLFF.OB in September 2007 in connection with a one-for-three reverse stock split effective September 25, 2007..  In the three years ended March 31, 2008 the high and low trading prices (adjusted for the reverse split) were as follows:

Quarter Ended

High

Low

June 30, 2005

.90

.30

September 30, 2005

.90

.90

December 31, 2005

.90

.90

March 31, 2006

.90

.90

June 30, 2006

.90

.90

September 30, 2006

1.56

1.56

December 31, 2006

1.56

1.05

March 31, 2007

1.05

.90

June 30, 2007

.90

.90

September 30, 2008

.90

.60

December 31, 2008

1.90

.60

March 31, 2008

1.82

1.01

These prices do not include retail mark up and mark down and may not represent actual transactions.

As of June 27, 2008, there were approximately 120 record holders of common stock.

Company repurchases of common stock during the year ended March 31, 2008.

There were no Company repurchases of common stock during the year ended March 31, 2008.

Equity Compensation Plans

Equity Compensation Plan Information as of March 31, 2008

Number of Securities

remaining available

(a)

(b)

for future issuance

Number of Securities

Weighted Average

under equity

To be issued upon

exercise price of

compensation plans

exercise of existing

outstanding options,

(excluding Securities

Options, warrants

warrants and

reflected in

Plan Category

and rights

rights

column (a)

Equity compensation

-

 -                                       -

Plans approved by

Security holders

Equity compensation

-

 -

-

Plans not approved

By Security holders

Total

-

-

-

Sales of Unregistered Securities during the year ended March 31, 2008.

On March 31, 2008, we issued restricted shares of common stock at $2.00 per share to the following persons: 10,000 shares to Sorbus Associates SA, an entity controlled by Mr. Hales, for $20,000 cash; 13,450 shares to Mr. Cocsina for advances on his credit card of $26,900;  22,160 and 4,160 to Dale Nielsen, Dennis Nielsen and Al Coscina, respectively, for notes payable of $ 44,324 and $8,324 including accrued interest. On March 24, 2008 we issued 125,000 shares to Mr. Young for services rendered valued at $9,375. These shares are believed to be exempt under Section 4(2) in private transactions and not a public offering because they were effected without any public solicitation and were offered and sold exclusively to officers and directors and/or their affiliates.

The Company has issued 892,904 shares to exchanging minority shareholders of Integrated Coffee Technology, Inc., following the acquisition of majority (75.54%) control of that entity on December 18, 2007 to March 31, 2008. An additional 3,274,981 shares of Integrated Coffee Technologies shares are owned by five investment partnerships that cannot convert into Company shares until the tax research credits they are eligible for have expired.  All of the partnerships are controlled by owners, directors or officers of the Company.

 The initial acquisition was reported in a Current Report on Form 8-K dated December 18, 2007. All of the minority shareholders of Integrated Coffee Technologies are accredited investors, and we believe the offer and sale of shares to such shareholders is exempt under Section 4(6) because they were sold in private transactions and not a public offering because they were effected without any public solicitation and were offered and sold exclusively to accredited investors.

All other issuances have been disclosed in the Company’s prior filings

Securities and Exchange Commission Rule 15g

Our Company’s shares are covered by Rule 15g of the Securities and Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser’s written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

Section 15(g) of the Exchange Act also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one-page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important in understanding of the function of the penny stock market, such as “bid” and “offer” quotes, a dealers “spread” and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the NASD’s toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.”

Change of Control.

There have been no changes of control.

Item 6.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

 We did not receive revenues from operations in our specialty coffee segment until the quarter ended September 30, 2003.  We sell roasted blends to various customers and we broker green bean orders as well.  With respect to coffee brokerage orders, we do not take ownership of the green beans, but only receive a commission on the sale. This contrasts with the sales of roasted blend, in which we purchase the materials and resell to the purchaser.

Management’s experience in the coffee industry is that as typical for coffee brokerage and small specialty coffee sales, we do not have long term sales contracts. We do not have any written contracts for the sale of our product.  We produce and ship as purchase orders are received.  We must wait for future purchase orders to make sales in the future.  Because coffee prices are variable and demand can also be variable, we believe that selling under long term contracts would not be practicable in our industry.  Our invoices are due net 30 days, but currently we are receiving payment immediately on shipment. The sales in the year ended March 31, 2008 were $271,594, compared to $122,120 for the year ended March 31, 2007, an increase caused by the acquisition of Coscina Brothers Coffee, our principal supplier.  The gross margin as a percentage of sales improved from 32% to 42% due to the acquisition of Coscina Brothers. Our general and administrative expenses primarily consisted of legal and professional fees related to our status as a public company.   These expenses increased in 2008 primarily due to higher costs associated with our public company status and acquisition costs.

Our tropical plant segment has not yet realized significant revenues.  Our nematode resistant variety is ready for sales but the genetically modified coffee plants will not be ready for sale during the next 12 months.  We anticipate the need for about $2 million in funding to complete development and to increase marketing of our coffee blends.

We hope to be able to expand our operations if we can receive significant outside funding.  We are seeking $2 million in funding for 12 months of our business plan as follows:

Marketing

$  200,000

General and Administration

$  400,000

Research and Development

$1,400,000

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

°

our ability to complete development of our tropical plant varieties;

°

the impact of rapid and persistent fluctuations in the price of coffee beans;

°

general economic conditions and conditions which affect the market for coffee and coffee producers;

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

Critical Accounting Policies

Our discussion and analysis of results of operations and financial condition are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis, including those related to provisions for uncollectible accounts receivable, inventories, valuation of intangible assets and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The accounting policies that we follow are set forth in Note 1 to our financial statements. These accounting policies conform to accounting principles generally accepted in the United States, and have been consistently applied in the preparation of the financial statements.

Off-Balance Sheet Arrangements

We have no off balance sheet arrangements.

Effect of Inflation and Foreign Currency Exchange

         The Company has not experienced any effect of inflation in the price of its products. Nor has it experienced unfavorable profit reductions due to currency exchange fluctuations or inflation with its foreign customers.  All sales transactions to date have been denominated in U.S. Dollars.

Accounts Receivable and Allowance for Doubtful Accounts

Trade and other accounts receivable are reported at face value less any provisions for uncollectible accounts considered necessary. The Company estimates doubtful accounts on an item-to-item basis and includes over-aged accounts for any trade receivable as part of allowance for doubtful accounts, which are generally accounts that are ninety-days or more overdue. When accounts are deemed uncollectible, the account receivable is charged off and the allowance account is reduced accordingly.

Revenue Recognition

The Company recognizes revenues in accordance with the Securities and Exchange Commission, Staff Accounting Bulletin (SAB) number 104, Revenue Recognition.  SAB 104 clarifies application of U.S. generally accepted accounting principles to revenue transactions.

Revenue on coffee and accessory sales is recognized as products are delivered to the customer or retailer.  That is, the arrangements of the sale are documented, the product is delivered to the customer or retailer, the pricing becomes final, and collectability is reasonably assured.  The Company may also recognize revenue from brokered coffee sales.  This revenue is recognized when the transaction is completed based on the contract terms.  Brokered coffee sales shall be recorded as the net commission recognizable to the Company.

Recently Issued Accounting Standards

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“FAS 141R”) and Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (“FAS 160”). These new standards are the U.S. GAAP outcome of a joint project with the International Accounting Standards Board (“IASB”). FAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and will significantly change the accounting for business combinations in a number of areas, including the treatment of contingent consideration, acquisition costs, intellectual property, research and development, and restructuring costs. FAS 160 establishes reporting requirements that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. The Company is currently evaluating the impact of adopting FAS 141R and FAS 160 on its Consolidated Financial Statements which are effective for the Company at the beginning of its fiscal year 2010.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“FAS 161”), which requires enhanced disclosures about a company’s derivative and hedging activities. The Company currently is evaluating the impact of the adoption of the enhanced disclosures required by FAS 161 which is effective for the Company at the beginning of its fiscal year 2010.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles (“FAS 162”). The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles (“GAAP”) for nongovernmental entities in the United States. FAS 162 is effective 60 days following SEC approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company is currently evaluating the impact, if any, of adopting FAS 162, on its Consolidated Financial Statements

Item 7.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Pacific Land and Coffee Corporation [a development stage company]:

We have audited the accompanying consolidated balance sheet of Pacific Land and Coffee Corporation [a development stage company] as of  March  31, 2008, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years ended March 31, 2008 and 2007 and for the period from inception [February 14, 2003] through March 31, 2008.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pacific Land and Coffee Corporation [a development stage company] as of March 31, 2008, and the results of its consolidated operations and cash flows for the years ended March 31, 2008 and 2007 and for the period from inception [February 14, 2003] to March 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

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

Mantyla McReynolds, LLC

Salt Lake City, Utah

July 14, 2008

PACIFIC LAND & COFFEE CORPORATION

(A Development Stage Company)

CONSOLIDATED BALANCE SHEET

ASSETS

March 31, 2008

Current Assets

Cash in Bank

$

18,542

Accounts Receivable, net of

    allowance for doubtful accounts of $8,373

19,591

Other Receivable

29,600

Income Tax Receivable

44,880

    Total Current Assets

112,613

Property & Equipment

Equipment

191,689

Leasehold Improvements

9,316

Less:  Accumulated Depreciation

(110,910)

    Total Property & Equipment

90,095

Other Assets

Patents

1,099,226

Licenses

170,000

Less: Accumulated Amortization

(537,989)

Rent Deposit

12,908

    Total Other Assets

744,145

TOTAL ASSETS

$

946,853

LIABILITIES & STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts Payable

$

299,868

Credit Line

19,953

Payroll & Excise Taxes Payable

3,371

Accrued Interest

63,258

Note Payable

145,980

Current Portion of Long Term Debt

13,177

    Total Current Liabilities

545,607

Long Term Liabilities

Note Payable – net of current portion

23,190

    Total Long Term Liabilities

23,190

TOTAL LIABILITIES

568,797

Non-Controlling Interest

103,304

Stockholders’ Equity

Preferred Stock – 1,000,000 shares authorized; par value of

    $.001 per share; 900,000 shares issued and outstanding

900

Common Stock – 50,000,000 shares authorized; par value of

    $.001 per share; 12,514,455 shares issued and outstanding

12,514

Capital in excess of par value

659,226

Deficit accumulated during the development stage

(397,888)

    Total Stockholders’ Equity

274,752

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY

$

946,853

See accompanying notes to financial statements

PACIFIC LAND & COFFEE CORPORATION

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended March 31, 2008 and 2007

And for the Period from Inception (February 14, 2003) Through March 31, 2008

February 14, 2003

Year  Ended

Through

March 31,

March 31,

2008

2007

2008

Revenues

Sales

$

271,594

$

122,120

$

480,625

Total Revenues

271,594

122,120

480,625

Cost of Sales

157,288

83,224

317,205

Gross Profit

114,306

38,896

163,420

General & Administrative Expenses

524,980

85,882

637,281

Net Loss from Operations

(410,674)

(46,986)

(473,861)

Other Income (Expense):

   Interest Expense

(18,230)

(5,855)

(24,683)

Total Other Income (Expense)

(18,230)

(5,855)

(24,683)

Net Loss before Non-Controlling Interest

(428,904)

(52,841)

(498,544)

Loss to Non-Controlling Interest

55,776

--

55,776

Loss before Income Tax

(373,128)

(52,841)

(442,768)

Provision for Income Tax (Benefit)

(44,880)

--

(44,880)

Net Loss

$

(328,248)

$

(52,841)

$

(397,888)

Basic and Diluted Net Loss per Share

$

(0.06)

$

(0.02)

Basic and Diluted Weighted Average Shares Outstanding

5,822,676

3,333,332

See accompanying notes to financial statements

PACIFIC LAND & COFFEE CORPORATION

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended March 31, 2008 and 2007

And for the Period from Inception (February 14, 2003) Through March 31, 2008

February 14, 2003

Twelve Months

Through

March 31,

March 31,

Cash Flows From Operating Activities

2008

2007

2008

Net Loss

$

(328,248)

$

(52,841)

$

(397,888)

Adjustments to reconcile net loss to net cash provided

  by operating activities

Non-controlling interest income adjustment

(55,776)

--

(55,776)

Stock issued for payment of fees

128,783

--

128,783

Depreciation & amortization

43,410

5,027

48,437

Bad debt

6,591

10,379

16,970

Contributed Capital – noncash fair market value of

  start-up and organization services and costs

--

--

1,000

(Increase) Decrease in accounts receivable

(10,595)

6,973

(4,921)

(Increase) Decrease in loan receivable - DAGA

--

1,039

1,039

(Increase) Decrease in income tax receivable

(44,880)

--

(44,880)

(Increase) Decrease in rental deposit

--

(2,252)

(2,252)

Increase (Decrease) in accounts payable

(215,445)

17,656

(192,731)

Increase (Decrease) in payroll and excise tax payable

1,267

1,707

3,093

Increase (Decrease) in accrued interest

3,007

1,044

4,648

Net Cash Used by Operating Activities

(471,886)

(11,268)

(494,478)

Cash Flow from Investing Activities

Net Cash Used by Investing Activities

--

--

--

Cash Flow from Financing Activities

Proceeds from the sale of stock/contributed cash

465,000

3,500

471,480

Proceeds from noted payable – related party

31,500

9,600

49,700

Net proceeds (payments) from advances from officers

31,044

3,496

34,540

Net proceeds (repayments) to credit line

(5,013)

498

(4,515)

Repayments of long term note payable

(10,048)

(4,399)

(14,447)

Repayments of note payable – related party

(326,578)

(1,700)

(328,278)

Net Cash Provided (Used) by Financing Activities

185,905

10,995

208,480

Net Increase (Decrease) in Cash

(285,981)

(273)

(285,998)

Beginning Cash Balance

1,401

256

0

Cash acquired in merger with Coscina Brothers

--

1,418

1,418

Cash acquired in merger with Integrated Technologies

303,122

0

303,122

Ending Cash Balance

18,542

1,401

18,542

See accompanying notes to financial statements

PACIFIC LAND & COFFEE CORPORATION

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS [continued]

For the Years Ended March 31, 2008 and 2007

And for the Period from Inception (February 14, 2003) Through March 31, 2008

	2008	2007	Inception
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$ 114,822	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Conversion of debt to equity, including related party debt forgiveness	$ 117,763	$ -

BUSINESS ACQUISITIONS:

Fair value of assets acquired	$1,188,614	$86,729	$1,275,343

Assumption of liabilities	(1,083,284)	(86,729)	(1,170,013)

Common stock issued at acquisition	(76,441)		(76,441)

Non-controlling interest	(28,889)		(28,889)

See accompanying notes to financial statements

PACIFIC LAND & COFFEE CORPORATION

(A Development Stage Company)

STATEMENT OF STOCKHOLDER’S EQUITY (Deficit)

For the Years Ended March 31, 2008 and 2007

And for the Period from Inception (February 14, 2003) Through March 31, 2008

Net

Capital Excess

Stockholder’s

Preferred

Preferred

Common

Common

(Deficit) of

Accumulated

Equity

Shares

Stock

Shares

Stock

Par Value

Deficit

(Deficit)

Balance, February 14, 2003

--

$

--

0

$

0

$

0

$

0

$

0

Shares issued to initial stockholders for cash

at inception at approximately $0.0003 per share

--

--

3,333,332

3,333

(2,331)

--

1,002

Contributed Capital – Corporate Organization

and Start-up Costs, at Inception, Services and

Costs at Estimated Fair Market Value

--

--

--

--

1,000

--

1,000

Net Loss from February 14, 2003

(Inception) to March 31, 2003

--

--

--

--

(1,195)

(1,195)

Balance, March 31, 2003

--

--

3,333,332

--

(1,331)

(1,195)

807

Cash contributed for Working Capital

--

--

--

--

1,978

--

1,978

Net Loss – Year Ended March 31, 2004

--

--

--

--

(1,176)

(1,176)

Balance, March 31, 2004

--

--

3,333,332

3,333

647

(2,371)

1,609

Net Loss – Year Ended March 31, 2005

--

--

--

--

--

(6,695)

(6,695)

Balance, March 31, 2005

--

--

3,333,332

3,333

647

(9,066)

(5,086)

Net Loss – Year Ended March 31, 2006

--

--

--

--

--

(7,733)

(7,733)

Balance, March 31, 2006

--

--

3,333,332

3,333

647

(16,799)

(12,819)

Cash contributed by shareholders

--

--

--

--

3,500

--

3,500

Net Loss – Year Ended March 31, 2007

--

--

--

--

--

(52,841)

(52,841)

Balance, March 31, 2007

--

--

3,333,332

3,333

4,147

(69,640)

(62,160)

See accompanying notes to financial statements

PACIFIC LAND & COFFEE CORPORATION

(A Development Stage Company)

STATEMENT OF STOCKHOLDER’S EQUITY (Deficit)

For the Periods Ended March 31, 2008 and 2007

And for the Period from Inception (February 14, 2003) Through March 31, 2008

-continued-

Net

Capital Excess

Stockholder’s

Preferred

Preferred

Common

Common

(Deficit) of

Accumulated

Equity

Shares

Stock

Shares

Stock

Par Value

Deficit

(Deficit)

Issuance of Preferred Shares

900,000

900

(900,000)

(900)

--

--

--

Issuance of Shares for Services

--

--

1,369,300

1,370

80,789

--

82,159

Issuance of Shares for Related Party Debt

--

--

39,770

40

2,944

--

2,984

Related Party Debt Forgiveness

--

--

--

--

70,278

--

70,278

Issuance of Shares for Cash @ $2/share

--

--

10,000

10

19,990

--

20,000

Issuance of Shares for Merger

--

--

7,644,149

7,644

68,797

--

76,441

Adjustment for Conversion of Subsidiary stock

--

--

892,904

893

42,411

--

43,303

Adjustment for Stock issued by Subsidiary

--

--

--

--

360,620

--

360,620

Stock issued for Compensation

--

--

125,000

125

9,250

--

9,375

Net Loss – Year Ended March 31, 2007

--

--

--

--

--

(328,248)

(327,710)

Balance, March 31, 2008

900,000

900

12,514,455

12,515

659,226

(397,888)

274,752

See accompanying notes to financial statements

Pacific Land and Coffee Corporation

(A Development Stage Company)

Notes to Connsolidated Financial Statements

March 31, 2008

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

The financial statements have been presented to reflect activity from the wholly owned subsidiary, Coscina Brothers Coffee Company consolidated with operations of the Company for the year ended March 31, 2008. All inter-company transactions have been eliminated.

        On December 18, 2007, the Company completed the acquisition of 70.3% of the outstanding shares of Integrated Coffee Technologies, Inc. common stock.  Integrated Technologies, Inc. was organized under the laws of the State of Delaware on June 16, 1995 for the purpose of researching and developing processes related to the coffee plant industry.  The Company believes that the acquisition of Integrated Coffee Technologies will present its shareholders participation in the growth of Integrated Coffee Technologies.  The aggregate purchase price of $76,441 consisted of an aggregate of 7,644,150 shares of the Company’s common stock valued at $76,441 or $.001 per share.  (See Note 10)

       As disclosed in a Current Report on Form 8-K dated December 18, 2007, the Company acquired 70.3% of the outstanding shares of Integrated Coffee Technologies, Inc. for 7,644,150 newly authorized shares of common stock, and reserved 4,355,850 additional shares for the acquisition of the remaining Integrated Coffee Technologies shares.  The Company expects that the majority, if not all, of the remaining Integrated Coffee Technologies shareholders will elect to exchange at the same exchange ratio of 3 Company shares for each 5 shares of Integrated Coffee Technologies.  As of the audit date, 1,488,173 shares of Integrated Coffee Technologies shares have been converted into 892,904 shares of Company stock.  An additional 3,274,981 shares of Integrated Coffee Technologies shares are owned by five investment partnerships that cannot convert into Company shares until the tax research credits they are eligible for have expired.  As all of the partnerships are controlled by owners, directors or officers of the Company those share are considered controlled by the Company.

        Subsequent to the acquisition, Integrated Coffee Technologies sold 445,000 shares for cash of $445,000.  These Integrated Coffee Technologies shareholders may also in the future have the opportunity to exchange their shares for Company shares.

       The financial statements have been presented to reflect activity from the 75.54% owned subsidiary, Integrated Coffee Technologies, Inc. from the date of transfer, December 18, 2007 through March 31, 2008 consolidated with operations of the Company for the year ended March 31, 2008.

The Company is considered a development stage company as defined in Statement of Financial Accounting Standards No. 7.  The Company has at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

(b)

Income Taxes

The Company applies the provisions of Statement of Financial Accounting Standards No. 109 [the Statement], Accounting for Income Taxes.  The Statement requires an asset and liability approach for financial accounting and reporting for income taxes, and the recognition of deferred tax assets and liabilities for the temporary differences between the financial reporting basis and tax basis of the Company’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled.  Due to a loss from inception, the Company has no tax liability.  During the year ended March 31, 2008, the Company adopted the provision of FIN 48.  See note 7.

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

(d)

Basic Loss Per Common Share

Basic loss per common share has been calculated based on the weighted average number of shares outstanding.  In accordance with Financial Accounting Standards No. 128, Earnings Per Share, basic loss per common share is computed using the weighted average number of common shares outstanding.  Diluted earnings per share is computed using weighted average number of common shares plus dilutive common shares equivalents outstanding during the period using the treasury stock method.  Because the Company incurred losses for the years ended March 31, 2008 and 2007, the effect of any equivalent shares for each year would be excluded from the loss per share computation since the impact would be antidilutive.  The Company had 5,469,631 common stock equivalents outstanding at March 31, 2008.

(e)

Revenue Recognition

The Company recognizes revenues in accordance with the Securities and Exchange Commission, Staff Accounting Bulletin (SAB) number 104, Revenue Recognition.  SAB 104 clarifies application of U.S. generally accepted accounting principles to revenue transactions.

Revenue on coffee and accessory sales is recognized as products are delivered to the customer or retailer.  That is, the arrangements of the sale are documented, the product is delivered to the customer or retailer, the pricing becomes final, and collectability is reasonably assured.  The Company may also recognize revenue from brokered coffee sales.  This revenue is recognized when the transaction is completed based on the contract terms.  Brokered coffee sales shall be recorded as the net commission recognizable to the Company.

The Company records accounts receivable for sales which have been delivered but for which money has not been collected.  The balance uncollected as of March 31, 2008 was $27,964.  At March 31, 2008, the Company had an allowance for uncollectible accounts of $8,373.  The allowance for doubtful accounts, which is based upon management’s evaluation of numerous factors, including a predictive analysis of the outcome of the current portfolio and prior credit loss experience, is deemed adequate to cover reasonably expected losses inherent in the outstanding receivables.  The Company charges off uncollectible accounts when management estimates no possibility of collecting the related receivable.  For customer purchases paid in advance, the Company records a liability until products are shipped.  There was no outstanding unearned revenue from product sales as of March 31, 2008.

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

(h)

Intangible Assets

Intangible assets include trademarks that have been registered with the United States Patent and Trademarks office. Intangible assets also include the closing costs for refinancing a portion of the Company’s debt with a bank. The costs of obtaining trademarks and closing costs are capitalized as incurred and are amortized over their estimated useful lives of fifteen years and five years, respectively, using the straight-line method. Amortization expense for the years ended March 31, 2008 and 2007 were $89,757 and $85,484, respectively. Amortization expense for the next five year is expected to be as follows:

Year

Amount

2009

$90,881

2010

  90,881

2011

  90,881

2012

  90,881

2013

  90,881

  (i)Impairment of Patents and Licenses

The Company reviews long-lived assets, at least annually, to determine if impairment has occurred and whether the economic benefit of the asset (fair value for assets to be used and fair value less disposal costs for assets to be disposed) is expected to be less than the carrying value. Triggering events, which signal further analysis, consist of a significant decrease in the asset’s market value, a substantial change in the use of an asset, a significant physical change in the asset, a significant change in the legal or business climate that could affect the asset, an accumulation of costs significantly in excess of the amount originally expected to acquire or construct the asset, or a history of losses that imply continued losses associated with assets used to generate revenue.  No such adjustments were required for the fiscal year ended March 31, 2008.

       (j) Recently Issued Accounting Standards

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“FAS 141R”) and Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (“FAS 160”). These new standards are the U.S. GAAP outcome of a joint project with the International Accounting Standards Board (“IASB”). FAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and will significantly change the accounting for business combinations in a number of areas, including the treatment of contingent consideration, acquisition costs, intellectual property, research and development, and restructuring costs. FAS 160 establishes reporting requirements that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. The Company is currently evaluating the impact of adopting FAS 141R and FAS 160 on its Consolidated Financial Statements which are effective for the Company at the beginning of its fiscal year 2010.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“FAS 161”), which requires enhanced disclosures about a company’s derivative and hedging activities. The Company currently is evaluating the impact of the adoption of the enhanced disclosures required by FAS 161 which is effective for the Company at the beginning of its fiscal year 2010.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles (“FAS 162”). The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles (“GAAP”) for nongovernmental entities in the United States. FAS 162 is effective 60 days following SEC approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company is currently evaluating the impact, if any, of adopting FAS 162, on its Consolidated Financial Statements

Note 2

Going Concern

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

Note 3

Property and Equipment

Property and equipment is carried at cost and summarized as follows:

Accumulated

Cost

Depreciation

Net

Equipment

$

191,689

$

(104,303)

$

87,386

                      Leasehold Improvements                                9,316                      (6,607)                     2,709

                      Total

$   201,005

$

(110,910)

$

90,095

For the consolidated statements presented current depreciation expense is $20,276.  The equipment was part of the assets consolidated into the Company and the current statements only reflect a portion of the total depreciation expense on the equipment for the current year.  Of the $63,057 property and equipment account $60,557 has been capitalized under a capital lease discussed below.  As of March 31, 2008 the total accumulated amortization associated with the capital lease was $ 29,548.

    Note 4       Intangible Assets

                      Patents and licenses are carried at cost and summarized as follows:

                                                                Accumulated

Cost

Amortization

Net

                      Patents                                                            $ 1,099,226             $   (473,715)                 $  625,511

                      Licenses                                                              170,000                     (64,274)                     105,726

                      Total                                                               $ 1,269,226             $   (537,989)                  $ 731,237

Note 5

Long Term Debt

The Company has a capital lease due to a finance company with interest at 10% due in monthly installments of $1,289, through October, 2010.  This note is secured by the Company’s equipment.

Maturities of long- term debt are as follows:

Year Ending

   March 31

2009              $

 13,177

2010

 13,832

2011

   9,358

Total              $ 36,367

Note 6

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

On August 22, 2007, the Company effected a one-for-three reverse stock split of its common stock, and authorized the issuance of a class of preferred stock (1,000,000 shares) and to increase the number of authorized shares of common stock from 10,000,000 to 50,000,000.

Also, on August 22, 2007, the Company approved the issuance of company stock to officers and directors in return for services rendered.  The shares were valued at $0.06 per share (post-split).  In post-split shares, the officers and directors receiving shares were as follows:

Shares

                       Alfred Coscina (Director)                            221,833

                       Dale Nielsen (President/Director)                224,133

                       Dennis Nielsen (Director)                            223,333

On March 24, 2008, the Company also issued 125,000 shares to Tyrus C Young (Chief Financial Officer/Corporate Secretary) for services rendered valued at $0.075 per share.

On December 18, 2007, the Company issued 7,644,149 shares of its common stock to a corporation holding 70.3% of the then outstanding shares of Integrated Coffee Technologies, Inc.  (See Note 1)

The Company has issued 892,904 shares of common stock to non-controlling interest shareholders in exchange for 1,488,173 shares of Integrated Coffee Technologies stock.

Effective March 28, 2008, the Company issued 49,770 shares of common stock to extinguish all of the outstanding advances, loans and accrued interest owed to Directors and officers.

Note 7

Income Taxes

Below is a summary of deferred tax asset calculations on net operating loss carry forward amounts.  Loss carry forward amounts expire throughout 2028.  Currently there is no reasonable assurance that the Company will be able to take advantage of a deferred tax asset, thus, an offsetting allowance has been established for the deferred asset.

Deferred Tax Asset	3.31.2008
Net Operating Loss	$ 14,120,885
Federal	34.0%
State	4.4%

Gross Deferred Tax Asset	5,422,420
Valuation Allowance	(5,422,420)
Deferred Tax Asset	$ -

The allowance has increased $ 5,408,422 from $13,998 as of March 31, 2007.

Reconciliation between income taxes at the statutory rate (38.4%) and the actual income tax provision for continuing operations follows:

Expected Provision/(Benefit) [based on statutory rates]	$ 126,026
Effect of:
Graduated Rates	(43,348)
State Refundable Credit	(44,880)
Increase in Deferred Tax Asset from Consolidated Entity - ITCI	5,325,744
Increase in Valuation Allowance	(5,408,422)
Provision for Income Taxes	$ (44,880)

The Company has net operating losses totaling $251,761, which expire throughout March 31, 2028.  The Company’s subsidiary, Integrated Coffee Technologies, Incorporated, has net operating losses totaling $13,869,124, which expire through March 31, 2028.

The following is a summary of deferred tax balances as of March 31, 2008 with an assumed combined federal ans state tax rate of 38.4%:

Deferred Tax Asset:
Accrued Rent	$ 4,936
Net Operating Loss Carryforwards	5,422,420
Gross Deferred Tax Asset	5,427,356
Less valuation allowance	(5,357,189)
Net Deferred Tax Asset	70,167

Deferred Tax Liabilities:
Patents, due to differences in
amortization	(60,614)
Property and equipment, due to
differences in depreciation	(9,553)
Deferred Tax Liability	(70,167)

Net Deferred Tax Asset (Liability)	$ -

The Company adopted the provisions of FIN 48 on April 1, 2007. As a result of this adoption, we have not made any adjustments to deferred tax assets or liabilities.  We did not identify any material uncertain tax positions of the Company on returns that have been filed or that will be filed.  The  Company  has not had operations  and  is  carrying  a  large  Net  Operating  Loss  as disclosed above.  Since it is not thought that this Net Operating Loss will ever produce a tax benefit, even if examined by taxing authorities and disallowed entirely, there would be no effect on the financial statements. A reconciliation of our unrecognized tax benefits for 2007 is presented in the table below:

               Balance as of April 1, 2007

               Additions based on tax positions related to the current year

$   -

               Additions based on tax positions related to prior year

     -

               Reductions for tax positions of prior years

     -            Reductions due to expiration of statute of limitations

     -

               Settlements with taxing authorities

    -

               Balance as of March 31, 2008

 $ -

The Company has filed income tax returns in the US. All years prior to 2004 are closed by expiration of the statute of limitations.  The tax year ended March 31, 2005, will close by expiration of the statute of limitations on December 4, 2009.  The years ended March 31, 2005, 2006, 2007, and 2008 are open for examination.

Note 8

Related Party Transactions

An officer of the Company is providing a mailing address to the Company without charge.  This service has been determined by the Company to have only nominal value.

Effective March 28, 2008, the Company issued 49,770 shares of common stock to extinguish all of the outstanding advances, loans and accrued interest owed to Directors and officers.  See note 6.

Note 8

Significant Concentration of Credit Risk

The Company’s concentration of activities is primarily in the State of Hawaii.  The Company sells a significant amount of coffee acquired from Hawaiian suppliers.  Accordingly, should the Company’s suppliers in this region experience economic difficulties, it would be detrimental to the Company.

Note 9

Lease Obligation

We rent 3,000 square feet of office space under a lease expiring in November 2009. The office lease expires on November 3, 2009 with current base monthly rent of $3,900. The current financial statements only reflect a portion of the rent expense for the current year. Office rent expense for the year ending March 31, 2008 and 2007 was $ 47,120 and $17,105, respectively.

In addition we are currently using a limited amount of office space of an officer and director at another location to serve as our principal corporate office address.  We think our existing office space will be adequate for the next year.  We also lease a roasting facility under a capital lease expiring in 2011.   The office lease expires on December 31, 2010 with current base monthly rent of $ 8,426. The current financial statements only reflect a portion of the rent expense for the current year. Office rent expense for the year ending March 31, 2008 and 2007 was $ 28,814 and $-0-, respectively.

The following is a schedule by years of future minimum lease payments required by operating leases that have initial or remaining non-cancellable lease terms extending beyond March 31, 2008:

                       Year Ended                           Required Minimum

                         March 31,                              Lease Payments

2009

$  151,198

2010

    135,373

2011

      82,179

                           Total                                 $  368,750

Note 10

Business Acquisitions

        On December 18,2007, the Company completed the acquisition of 70.3% of the outstanding shares of Integrated Coffee Technologies, Inc. common stock.  Integrated Technologies, Inc. was organized under the laws of the State of Delaware on June 16,1995 for the purpose of researching and developing processes related to the coffee plant industry.  The Company believes that the acquisition of Integrated Coffee Technologies will present its shareholders participation in the growth of Integrated Coffee Technologies

The financial statements have been presented to reflect activity from 75.54% owned in  Integrated Coffee Technologies, from the date of acquisition, December 18, 2007 through March 31, 2008, consolidated with operations of the Company for the year ended March 31, 2008.

The aggregate purchase price was $76,441.  The Company issued 7,644,149 shares valued at $0.01 per share.  Subsequently, the Company issued 892,904 shares valued at approximately $0.05 per share for conversion of additional Integrated shares.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of December 18, 2007, the date of the acquisition:

Cash

$  303,122

Advances

                                 39,705

 Fixed Assets                                             65,923

                       Patents                                                  655,397

                       License Agreeements                            116,967

 Deposits                                                      7,500

                             Total Assets Acquired               $ 1,188,614

                  Liabilities Assumed

Accounts payable

   (538,130)

                      Accrued other liabilities                           (9,193)

Payroll tax payable

         (114)

Notes payable and accrued interest        (535,847)

        Total Liabilities Assumed             (1,083,284)

                               Non-Controlling Interest                  28,889

Net assets acquired

$     76,441

                The acquisition above has been accounted for using the purchase method of accounting.  The Company conducts its own valuations to determine the purchase price allocation process.  At any point in time, some valuations and allocations may be preliminary, and subject to further adjustment.

                The following pro forma information for the twelve months ended March 31, 2008 gives effect to the consolidation of Integrated Coffee Technologies, Inc. as if the acquisition had occurred at April 1, 2007 (Unaudited):

Item	Twelve months ended March 31, 2008
Net Sales	$ -
Cost of sales	-
General & Administrative	-
Non-controlling interest	178,238
Net loss	(537,291)
Net loss per share

Note 11

Line of Credit

The Company has a credit line with a commercial bank of $25,000, bearing a variable interest rate, which is 9.0% as of the balance sheet date, and has no stated maturity date.  As of March 31, 2008 there was a balance due on the line of credit in the amount of $19,953.

Item 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None; Not applicable.

Item 8A(T).

CONTROLS AND PROCEDURES

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Our internal control over financial reporting is designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

As of March 31, 2008 we conducted an evaluation, under the supervision and with the participation of our president (also our principal executive officer and principal financial officer), of the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based upon this assessment, we determined that there are material weaknesses affecting our internal control over financial reporting

The matters involving internal controls and procedures that the Company’s management consider to be  material weaknesses under COSO and SEC rules are: (1) lack of a functioning audit committee and lack of independent directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned potential material weaknesses were identified by the Company’s Chief Financial Officer in connection with the preparation of our financial statements as of March 31, 2008 and communicated the matters to our management and board of directors.

Management believes that the material weaknesses set forth in items (2), (3) and (4) above did not have an affect on the Company’s financial results. However, the lack of a functioning audit committee and lack of a majority of independent directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures, can impact the Company’s financial statements for the future years.

Management’s Remediation Initiatives

Although the Company is unable to meet the standards under COSO because of the limited funds available to a company of our size, we are committed to improving our financial organization. As funds become available, we will undertake to: (1) create a position to segregate duties consistent with control objectives, (2) increase our personnel resources and technical accounting expertise within the accounting function (3) appoint one or more outside directors to our board of directors who shall be appointed to the audit committee of the Company resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; and (4) prepare and implement sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal control over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.  However, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Projections of any evaluation of controls effectiveness to future periods are subject to risks.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Item 8B.

OTHER INFORMATION. Not Applicable.

PART III

Item 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors and Executive Officers

The members of the Board of Directors of Pacific Land and Coffee serve until the next annual meeting of stockholders, or until their successors have been elected.  The officers serve at the pleasure of the Board of Directors.  The following are the directors and executive officers of Pacific Land and Coffee.  They devote substantially full time to Pacific Land and Coffee.

Dale G. Nielsen, 59, has been president of General Pacific, Inc., for more than the past five years.  General Pacific, Inc. consults on real estate, retailing and telecommunications. He has been a Director of Pacific Land and Coffee since its inception on February 14, 2003 and was Chief Executive Officer from inception to April 2008.

Alfred Coscina, 69, was Chief Financial Officer of Pacific Land and Coffee since its inception on February 14, 2003 until February 2007. He has been Chief Operating Officer and a Director since inception. Mr. Coscina has been founder and president of Daga Restaurant Ware, Coscina Brothers Coffee Company and Kona Wave Coffee Company since 1978.  Prior to 1973 he was owner of Boston Insulated Wire and Cable and Rockbestos Wire and Cable.  He graduated with a degree in psychology from Alfred University and he attended graduate courses in psychology at the University of Buffalo and the University of New Mexico.

Tyrus C. Young, age 50, was elected as Chief Financial Officer in February 2007 and Secretary in April 2008. He has owned and operated the FACTS Company in Honolulu, Hawaii scine July 1998. The FACTS Company provides, accounting, tax and business consulting services to small businesses. Prior to 1998 Mr. Young was engaged in private practice as a Certified Public Accountant.  Mr. Young’s registration as a Certified Public Accountant is not currently active. He received a BA in Business Administration with a specialty in Accounting from Pepperdine University (Malibu) in 1978.

John Hales, age 56, has been an independent business consultant for more than 5 years. He was elected to the Board and as Chief Executive Officer in April 2008. He has founded, managed and directed several international companies.  He has been active with Integrated Coffee Technologies for the past 10 years

Dennis P.  Nielsen, age 68, was elected as Chairman in April 2008. He has been an independent business consultant for more than 5 years.

Code of Ethics

Pacific Land and Coffee has not adopted a code of ethics which applies to the chief executive officer, or principal financial and accounting officer, because of our level of operations at this time.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s officers, directors, and persons who beneficially own more than 10% of the Company’s common stock (“10% Stockholders”), to file reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”). Such officers, directors and 10% Stockholders are also required by SEC rules to furnish us with copies of all Section 16(a) forms that they file. Based solely upon information provided to us by individual officers, directors and 10% Stockholders, we believe that ownership statements reflecting the acquisitions of shares were not filed by any of the officers or directors nor by Tahoe Investments in the fiscal year ended March 31, 2008. There were no dispositions by any director, executive officer or 10% shareholder.

Item 10. EXECUTIVE COMPENSATION

No executive officer was compensated during the years ended March 31, 2008, 2007 or 2006 except as follows. Tyrus C. Young, Chief Financial Officer commencing February 2007, received cash compensation of $4,200 in 2008 and $2,500 in 2007, and restricted stock compensation of $9,378 in 2008.  Dale G. Nielsen, Chief Executive Officer until April 2008, received $13,449 in restricted stock in fiscal 2008. Alfred Coscina, as Chief Operating Officer, received $13,310 in restricted stock awards in fiscal 2008. The remuneration described herein includes the cost to Pacific Land and Coffee of any benefits which may be furnished to the named executive officers, including premiums for health insurance and other benefits provided to such individual that are extended in connection with the conduct of Pacific Land and Coffee's business.

There are no stock options outstanding as of March 31, 2008. Directors are not compensated for their services as directors.

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

Percentage

Number of

Percentage

Number of

of

Percentage

Preferred

of

Common

Common

of

Shares

Preferred

Shares

Equity

Voting

Name

Office

Owned(1)(2)

Owned

Owned(1)

Owned

Power

Dennis Nielsen(3)Chairman

--

--

1,500,000

12.0%

7.0%

Dale Nielsen

President and

Director

450,000

50%

568,600

4.5%

23.6%

Al Coscina

Chief Financial

Officer and

Director

450,000

50%

568,600

4.5%

23.6%

John Hales

Chief Executive Officer

514,415

4.1%

Tyrus C. Young

Chief Financial  Officer/Sec’y

125,000

1.0%

Tahoe Invest AG

--

--

--

6,879,734

55.0%

32.0%

All officers and directors

  as a group

900,000

100%

3,276,615

26.2%

15.2%

(1)

Except as otherwise noted, shares are owned beneficially and of record, and such record shareholder has sole voting, investment, and dispositive power.

(2)

Each share of Preferred Stock has ten voting rights but is convertible into one share of common stock.

(3)

Includes 1,000,000 shares of common stock held directly by Dennis Nielsen and 500,000 shares held by World Link, LLC, which is controlled by him. Dennis Nielsen is the brother of Dale Nielsen.

(4)

Includes 414,425 shares held of record by Sorbus Associates, SA, a corporation controlled by Mr. Hales.

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

On March 31, 2008, we issued restricted shares of common stock at $2.00 per share to the following persons: 10,000 shares to Sorbus Associates SA, an entity controlled by Mr. Hales, for $20,000 cash; 13,450 shares to Mr. Cocsina for advances on his credit card of $26,900;  22,160 and 4,160 to Dale Nielsen, Dennis Nielsen and Al Coscina, respectively, for notes payable of $ 44,324 and $8,324 including accrued interest. On March 24, 2008 we issued 125,000 shares to Mr. Young for services rendered valued at $9,375. These shares are believed to be exempt under Section 4(2) in private transactions and not a public offering because they were effected without any public solicitation and were offered and sold exclusively to officers and directors and/or their affiliates.

PART IV

Item 13.

EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.  The following exhibits of the Company are included herein.

Exhibit No.

Document Description

2.

Agreement and Plan of Reorganization between Back Channel Investments, Inc. and Pacific Land and Coffee Corporation (2)

2.2

Board Resolution accepting the assets as a contribution to capital. (5)

2.3

Agreement and Plan of Reorganization between the Registrant and Integrated Coffee Technologies, Inc. Incorporated by reference as Exhibit 2.2 as filed with the Current Report on Form 8-K dated December 18, 2007.

3.

Certificate of Incorporation and Bylaws

3.1.

Articles of Incorporation(1)

3.2

Articles of Amendment(2)

3.3

Bylaws(1)

3.4.

Amendment to Certificate of Incorporation increasing authorized common stock. Incorporated by reference as Exhibit 3.3 as filed with the Current Report on Form 8-K dated December 18, 2007.

3.5

Certificate of Determination for Series A Convertible Preferred Stock. Incorporated by reference as Exhibit 3.5 as filed with the Current Report on Form 8-K dated December 18, 2007.

10.

Material Contracts

10.1 Stock Option Plan.(1)

10.2 Sublease of Roaster Facilities(4)

16.1

Letter regarding change in certifying accountant(3)

21.

Subsidiaries. The Company has two subsidiaries, Pacific Land and Coffee Corporation, a Hawaii corporation, and Coscina Brothers Coffee, LLC, a Hawaiian LLC. are wholly owned. Integrated Coffee Technologies, Inc., a Delaware corporation, is a majority owned subsidiary No trade names are employed.

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

Incorporated by reference to the Current Report on Form 8-K dated November 6, 2006.

(b)

Reports on Form 8-K.- None

Item 14. Principal Accountant Fees and Services.

Audit Fees

Our  principal  accountants,  Mantyla, McReynolds LLC,  billed us $37,860 and $21,983 for audit fees and review of quarterly  filings in the fiscal years ended  March 31, 2008 and 2007, respectively.

There were $0 and $809, respectively paid in audit related fees, tax fees and all other fees to Mantyla McReynolds, LLC  during the years  ended  March 31, 2008 and 2007.

Audit Committees pre-approval policies and procedures.

We do not have an audit committee.  Our engagement of Mantyla McReynolds LLC was approved by the Board of Directors.  No services described in Item 9(e)(2) through 9(e)(4) of Schedule 14A were performed by our auditors.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on July 11, 2008.

PACIFIC LAND AND COFFEE CORPORATION

By:

/s/ John L. Hales

John L. Hales

Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on July 11, 2008.

By:

/s/ John L. Hales

Chief Executive Officer and Director

John L. Hales

(principal executive officer)

By:

/s/ Tyrus C. Young

Chief Financial Officer

Tyrus C. Young

(principal financial and accounting officer)

By:

/s/ Alfred Coscina

Chief Operating Officer and Director

Alfred Coscina

By:

/s/ Dennis P.Nielsen

Chairman

Dennis P. Nielsen