Form 10-K/A
period 2008-03-31
PACIFIC LAND & COFFEE CORP
filed 2008-07-16
CIK 1092791

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

42,411

--

43,303

Adjustment for Stock issued by Subsidiary

--

--

--

--

360,620

--

360,620

Stock issued for Compensation

--

--

125,000

125

9,250

--

9,375

Net Loss – Year Ended March 31, 200~~7~~ 8

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

Deferred Tax Asset	3- ~~.~~ 31- ~~.~~ 2008
Net Operating Loss	$ 14,120,885
Federal	34.0%
State	4.4%

Gross Deferred Tax Asset	5,422,420
Valuation Allowance	(5,422,420)
Deferred Tax Asset	$  ~~-~~ --

The allowance has increased $ 5,408,422 from $13,998 as of March 31, 2007.

Reconciliation between income taxes at the statutory rate (38.4%) and the actual income tax provision for continuing operations follows:

Expected Provision/(Benefit) [based on statutory rates]	$ 126,026
Effect of:
Graduated Rates	(43,348)
State Refundable Credit	(44,880)
Increase in Deferred Tax Asset from Consolidated Entity - ITCI	5,325,744
Increase in Valuation Allowance	(5,408,422)
Provision for Income Taxes	$ (44,880)

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