Form 10-Q
period 2008-06-30
PACIFIC LAND & COFFEE CORP
filed 2008-08-14
CIK 1092791

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - For the quarterly period ended June 30, 2008

[  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from __________________ to __________________

            Commission File Number 0-30595

                                       PACIFIC LAND & COFFEE CORPORATION

 (Exact Name of small business issuer as specified in its charter)

                               Delaware                                                                       33-0619256

                         (State or other Jurisdiction of                                                                      I.R.S. Employer Identification No.)

                Incorporation or Organization

             500 Alakawa Street,  Suite 220C, Honolulu, Hawaii                                                  96817

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

 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

            Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common Stock, $.001 par value                                                                   13,610,659

Title of Class                                                                                                                Number of Shares  outstanding

                                                                                                                                            at August 13, 2008

Transitional Small Business Format  Yes      No  X

PACIFIC LAND AND COFFEE CORPORATION.

                                                                          (A Development Stage Company)

                                                       CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                                ASSETS

                                                                                                                                           March 31,                        June 30,

                                                                                                                                                2008                                2008

                                                                                                                                           Unaudited                       Audited

Current Assets

Cash in bank                                                                                                           $           13,531                  $         18,542

Accounts receivable, net of allowance

  for doubtful accounts of $3,879 and $2,084                                                                  15,314                             19,591

 Other Receivable                                                                                                                29,600                             29,600

Income Tax receivable                                                                                                        44,880                             44,880

                 Total Current Assets                                                                                            103,325                           112,613

      Fixed Assets

      Equipment                                                                                                                          189,157                           191,689

      Leasehold Improvements                                                                                                     9,316                               9,316

      Less: Accumulated Depreciation                                                                                 (116,050)                        (110,910)

                 Total Fixed Assets                                                                                                  82,423                             90,095

      Other Assets

      Rent Deposit                                                                                                                        12,908                             12,908

      Patents, net of amortization

        of $ 493,122 and $ 518,143                                                                                              606,104                           625,511

      Research/License Agreement,

      Net of amortization of $67,453 and $64,274                                                                   102,547                           105,726

                 Total Other Assets                                                                                                721,559                           744,145

      TOTAL ASSETS                                                                                                    $         907,307                  $       946,853

The accompanying notes are an integral part of the financial statements.

                                                            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities

      Accounts Payable                                                                                                                 360,780                $ 299,868

      Credit Line                                                                                                                                24,753                     19,953

      Payroll & Excise Taxes Payable                                                                                             12,159                       3,371

      Accrued Interest                                                                                                                      63,258                     63,258

      Note Payable – related Party                                                                                               145,980                   145,980

      Current Portion of Long Term Debt – Note                                                                         12,840                     13,177

      Shareholder Advances                                                                                                           20,000                              0

                 Total Current Liabilities                                                                                             639,770                    545,607

   Long Term Liabilities

      Note Payable – net of current portion  - Note                                                                19,230                             23,190

                 Total Long Term Liabilities                                                                                    19,230                             23,190

                 TOTAL LIABILITIES                                                                                           659,000                           568,797

Non-Controlling Interest                                                                                                         81,132                           103,304

Stockholders’ Equity (Deficit)

Preferred Stock - 1,000,000 shares authorized;

 Par value of $.001 per share; 900,000 shares

 issued and outstanding                                                                                                               900                                  900

Commo Stock - 50,000,000 shares authorized;

 Par value of $.001 per share; 12,514,455

 shares issued and outstanding                                                                                             12,514                             12,514

Capital in excess of par value                                                                                                659,226                           659,226

Deficit accumulated during the development stage                                                       (505,465)                        (397,888)

      TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                                        167,175                           274,752

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)                 $         907,307                  $       946,853

The accompanying notes are an integral part of the financial statements.

                    PACIFIC LAND AND COFFEE CORPORATION.

                                                                                                    (A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Periods Ended June 30, 2008 and 2007

And for the Period from Inception (February 14, 2003) through June 30, 2008

                                                                                                                            (Unaudited)

                                                                                                                              CUMULATIVE

                                                                                                                                                                        FROM INCEPTION

                                                                                      FOR THE THREE             FOR THE THREE (FEBRUARY 14, 2003

                                                                                      MONTHS ENDED           MONTHS ENDED                   TO

                                                                                       JUNE 30, 2008                   JUNE 30, 2007               JUNE 30, 2008

Revenues

      Sales                                                              $          78,006                   $          55,681                      $    558,631

        Total Revenues                                                     78,006                               55,681                             558,631

Cost of Sales                                                                  44,562                              25,982                             361,767

Gross Profit                                              33,444                    26,699                   196,864

 General and Administrative Expenses                     162,362                             52,197                               799,643

   Net Loss from Operations                                    (128,918)                            (22,498)                             (602,779)

   Other Income (Expense):

          Interest Expense                                                     (831)                             (2,841)                              (25,514)

         Total Other Income (Expense)                             (831)                              (2,841)                             (25,514)

Net Loss before

        Non-controlling interest                                 (129,749)                            (25,339)                             (628,293)

 Non-Controlling Interest                                         22,172                                        --                                  77,948

Loss before Income Tax                                       (107,577)                               (25,339)                           (550,345)

Provision for Income Tax (Benefit)                                 --                                         --                              (44,880)

Net Loss                                                     $         (107,577)                  $            (25,339)              $           (505,465)

Net Loss per Share                                   $               (0.01)          $                       (0.01)

Weighted Average Shares

  Outstanding                                                  12,514,455                              3,333,332

See accompanying Notes to Financial Statements.

PACIFICLANDAND COFFEE CORPORATION.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Period Ended June 30, 2008 and 2007

And for the Period from Inception (February 14, 2003) Through June 30, 2008

                                                                                             (Unaudited)

                                                                                                                              CUMULATIVE

                                                                                                                                                                        FROM INCEPTION

                                                                                        FOR THE THREE             FOR THE THREE  (FEBRUARY 14, 2003

                                                                                      MONTHS ENDED           MONTHS ENDED                 TO

                                                                                             JUNE 30, 2008                   JUNE 30, 2007          JUNE 30, 2008

Cash Flows from Operating Activities

Net Loss                                                                  $                  (107,577)          $                (25,339)          $                 (505,465)

Adjustments to reconcile net loss to net cash provided

 by operating activities

  Non-controlling interest income

      adjustment                                                                              (22,172)                                       --                             (77,948)

      Depreciation & amortization                                                 30,258                                  3,127                              78,695

     Bad Debt                                                                                    1,795                                     308                               18,765

     Stock Issed for payment of fees                                                  --                                         --                              128,783

    Contributed Capital – non-cash fair market

     value of start-up and organizational

    services and costs                                                                         --                                         --                                  1,000

    (Increase) Decrease in accounts

     Receivable                                                                               2,482                                    (3,452)                             (2,439)

    (Increase) Decrease in loans and receivables                           --                                           --                                1,039

    (Increase) Decrease in income tax

    Receivables                                                                                    --                                           --                              (44,880)

    (Increase) Decrease in rent deposit                                            --                                           --                               (2,252)

   Increase (Decrease) in bank overdraft                                        --                                       6,303                                    --

   Increase (Decrease) in accounts payable                           60,912                                       7,490                          (131,819)

   Increase (Decrease) in payroll and excise

   Tax payable                                                                               8,788                                      2,186                               11,881

   Increase (Decrease) in accrued interest                                      --                                         471                                 4,648

Net Cash Used by Operating

   Activities                                                            $                   (25,514)              $                  (8,906)            $            (519,992)

Cash Flow from Investing Activities

Net Cash Used by Investing Activities                                         --                                           --                                     --

Cash Flow from Financing Activities

     Net Proceeds from Credit line                                               4,800                                         42                                  285

    Proceeds from sale of common stock/

   contributed cash                                                                             --                                          --                           471,480

  Proceeds from notes payable -  related

  party                                                                                                  --                                     9,000                            49,700

  Proceeds from advances from officer (net)                          20,000                                       275                            54,540

 Repayments of long term note payable                                 (4,297)                                 (1,812)                         (18,744)

  Repayments of note payable – related

  party                                                                                                 --                                          --                           (328,278)

Net Cash Provided (Used) by

  Financing Activities                                                              20,503                                    7,505                             228,983

Net Increase (Decrease) in Cash                   $                      (5,011)             $                  (1,401)          $                (291,009)

Beginning Cash Balance                                $                       18,542           $                     1,401                       $                 --

Cash acquired in merger with Coscina

Brothers Coffee Co.                                                                         --                                         --                                   1,418

Cash acquired in merger with Integrated

Coffee Technologies                                                                       --                                        --                                303,122

Ending Cash Balance                                       $                       13,531          $                           --              $                 13,531

Supplemental Disclosure of Cash Flow Information:

   Cash paid during the three months

    for interest                                                    $                      114,822          $                           --               $                        --

   Cash paid during the three months for income taxes                --          $                           --               $                        --

Supplemental Disclosure of non-Cash Investing

And Financing Activities:

  Conversion of debt to equity, including

   related party debt forgiveness                   $                               --           $                           --                $              117,763

Business Acquisitions

      Fair value of assets acquired                  $                                 --          $                           --                 $         1,275,343

      Issuance of debt/assumption of liabilities                               --                                       --                         (1,710,013)

  Common Stock issued at Acquisition                                          --                                       --                              (76,441)

      Non-controlling  Interest                                                           --                                        --                              (28,889)

See accompanying Notes to Financial Statements.

PACIFICLANDAND COFFEE CORPORATION

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

June 30, 2008

  Note 1       Interim Financial Statements

The accompanying financial statements have been prepared by the Company without audit.  In the opinion    of  management, all adjustments (which include  normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2008, and the results of operations and cash  flows for the three months ended June 30, 2008 and for the period from inception thru June 30, 2008.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB and the  audited financial statements for the year ended March 31, 2008 included therein.  The results of operations for the three months ended June 30, 2008, are not necessarily indicative of the results of operations to be expected for the full fiscal year.

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

Note 3       Property and Equipment

                  Property and equipment is carried at cost and summarized as follows:

                                                                                            Accumulated

                                                                        Cost              Depreciation               Net

                    Equipment                               $ 189,157            $ (106,734)            $  82,423

                  Leasehold Improvements                 9,316                   (9,316)                     -0-

                      Total                                    $ 198,473            $ (116,050)            $  82,423

                  For the consolidated statements presented current depreciation expense is $ 7,672.   Of the $189,157 property and equipment account $ 60,557 has been capitalized under a capital lease discussed below.  As of June 30, 2008 the total accumulated depreciation associated with the capital lease was $ 32,551.

    Note 4       Intangible Assets

                    Patents and licenses are carried at cost and summarized as follows:

                                                                                                 Accumulated

                                                                             Cost              Amortization                      Net

                      Patents                                      $ 1,099,226             $   493,122                 $  606,104

                      Licenses                                          170,000                    67,453                     102,547

                      Total                                         $ 1,269,226             $   560,575                  $ 708,651

Note 5       Long Term Debt

                The Company has a capital lease due to a finance company with interest at 10% due in monthly installments of $1,289, through October, 2010.  This note is secured by the Company’s equipment.

                  Maturities of long- term debt are as follows:

                                                Year Ending

                                                                    June 30,

2009           $ 12,840

2010              14,181

2011                5,049

                               -----------

                                                                             Total             $ 32,070

                                                                                           ======

Note 6       Related Party Transactions

                  One officer of the Company has advanced personal funds to the Company to assist                   in

                  meeting operating cash needs.  The Company has recorded a liability of $20,000 to a shareholder as of June 30, 2008.  The unsecured loan bears no interest and is due on demand.

     Note 7    Subsequent Event

                  Subsequent to period end, a shareholder loaned the Company $90,000, in addition to the $20,000 disclosed in note 6, on an unsecured note, bearing no interest, and due on demand.

                  Also subsequent to period end, 1,096,204 shares of the Company’s subsidiary Integrated Coffee Technologies were converted into shares of Pacific Land & Coffee.

Note 8        Recent Accounting Pronouncements

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

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles (“FAS 162”). The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles (“GAAP”) for nongovernmental entities in the United States. FAS 162 is effective 60 days following SEC approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company is currently evaluating the impact, if any, of adopting FAS 162, on its Consolidated Financial Statement

In May 2008, the FASB issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts – an Interpretation of FASB Statement No. 60 (“SFAS 163”).  SFAS 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claim liabilities.  This Statement also requires expanded disclosures about financial guarantee insurance contracts.  SFAS 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years.  The Company does not expect that the adoption of SFAS 163 will have a material impact on its financial statements.

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

Management’s experience in the coffee industry is that as typical for coffee brokerage and small specialty coffee sales, we do not have long term sales contracts. We do not have any written contracts for the sale of our product.  We produce and ship as purchase orders are received.  We must wait for future purchase orders to make sales in the future. Because coffee prices are variable and demand can also be variable, we believe that selling under long term contracts would not be practicable in our industry.  Our invoices are due net 30 days, but currently we are receiving payment immediately on shipment. The sales in the quarter ended June 30, 2008 were $78,006, compared to $55,681 for the three months ended March 31, 2007.  The gross margin as a percentage of sales decreased from 53% to 43% due to a cost increases from suppliers not passed on. Our general and administrative expenses primarily consisted of legal and professional fees related to our status as a public company.   These expenses increased in 2008 primarily due to higher costs associated with our public company status.

Our tropical plant segment has not yet realized significant revenues.  Our nematode resistant variety is ready for sales but the genetically modified coffee plants will not be ready for sale during the next 12 months.  We anticipate the need for about $2 million in funding to complete development of the tropical plant varieties and to increase marketing of our coffee blends. We received a $20,000 advance from an officer in the quarter and $90,000 subsequent to the end of the period. Our current liabilities exceeded our current assets as of June 30, 2008 by  $536,445. The Company faces a serious cash shortage, but we have been able to pay the most critical payables as required from the officer/director and shareholder advances. Management believes that it can raise the required funds from current shareholders and from outside investors so that the Company can continue in operations.

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

Forward looking information

            Our future operating results are subject to many factors, including:

                        œ           our ability to complete development of our tropical plant varieties;

                        œ           the impact of rapid and persistent fluctuations in the price of coffee beans;

œ           general economic conditions and conditions which affect the market for coffee and coffee producers;

                        œ           our success in implementing our business strategy or introducing new products;

                        œ           our ability to attract and retain customers;

                        œ           the effects of competition from other coffee manufacturers and other beverage alternatives;

                        œ           changes in tastes and preferences for, or the consumption of, coffee;

                        œ           our ability to obtain additional financing; and

                        œ           other risks which we identify in future filings with the SEC.

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

Recently Enacted Accounting Pronouncements

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

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles (“FAS 162”). The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles (“GAAP”) for nongovernmental entities in the United States. FAS 162 is effective 60 days following SEC approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company is currently evaluating the impact, if any, of adopting FAS 162, on its Consolidated Financial Statements

In May 2008, the FASB issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts – an Interpretation of FASB Statement No. 60 (“SFAS 163”).  SFAS 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claim liabilities.  This Statement also requires expanded disclosures about financial guarantee insurance contracts.  SFAS 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years.  The Company does not expect that the adoption of SFAS 163 will have a material impact on its financial statements.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.   As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4T. Controls and Procedures.   Disclosure Controls and Procedures Evaluation of disclosure controls and procedures.

 The Company's principal executive officer and its principal financial officer, based on their evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d -14 (c) as of June 30, 2008. , Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to the Company, including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to management, including our principal executive officer/principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

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

Item 1. LEGAL PROCEEDINGS - None

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS - None

Item 3. DEFAULTS UPON SENIOR SECURITIES - None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None

Item 5. OTHER INFORMATION - None

Item 6. EXHIBITS

Exhibits

31. Certifications, John L. Hales and Tyrus C. Young, CEO and CFO respectively.

32. Certification pursuant to 18 U.S.C. Section 1350 of John L. Hales and Tyrus C. Young

                                                               SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                                    PACIFIC LAND AND

                                                                                           COFFEE CORPORATION

Date:    August 13, 2008                                              By:/s/ Tyrus C. Young

                                                                                           Tyrus C. Young

                                                                                           Chief Financial Officer

                                                                                           (chief financial officer

                                                                                           and accounting officer and

                                                                                           duly authorized officer)