Form 10-Q
period 2008-09-30
PACIFIC LAND & COFFEE CORP
filed 2008-11-14
CIK 1092791

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - For the quarterly period ended September 30, 2008

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

Large accelerated filer _	Accelerated filer _	Non-accelerated filer _	Smaller reporting company X
(Do not check if a smaller reporting company)

            Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common Stock, $.001 par value                                                                   12,760,433

Title of Class                                                                                                                Number of Shares  outstanding

                                                                                                                                            at November 13, 2008

PACIFIC LAND AND COFFEE CORPORATION.

                                                                          (A Development Stage Company)

                                                       CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                                ASSETS

                                                                                                                                            Sept. 30,                       March 31,

                                                                                                                                                2008                                2008

                                                                                                                                           Unaudited                       Audited

Current Assets

Cash in bank                                                                                                           $           14,004                  $         18,542

Accounts receivable, net of allowance

  for doubtful accounts of $2,560 and $2,084                                                                  15,574                             19,591

 Other Receivable                                                                                                                29,600                             29,600

Income Tax receivable                                                                                                                 0                             44,880

                 Total Current Assets                                                                                               59,178                           112,613

      Fixed Assets

      Equipment                                                                                                                          189,157                           191,689

      Leasehold Improvements                                                                                                    9,316                               9,316

      Less: Accumulated Depreciation                                                                                  (123,857)                        (110,910)

                 Total Fixed Assets                                                                                                  74,616                             90,095

      Other Assets

      Rent Deposit                                                                                                                       12,908                             12,908

      Patents, net of amortization

        of $ 512,529 and $ 473,715                                                                                              586,697                           625,511

      Research/License Agreement,

      Net of amortization of $70,632 and $64,274                                                                     99,368                           105,726

                 Total Other Assets                                                                                                698,973                           744,145

      TOTAL ASSETS                                                                                                       $       832,767                  $       946,853

The accompanying notes are an integral part of the financial statements.

                                                            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities

      Accounts Payable                                                                                                          $      348,619                $ 299,868

      Credit Line                                                                                                                              24,690                     19,953

      Payroll & Excise Taxes Payable                                                                                                 8,149                       3,371

      Accrued Interest                                                                                                                      63,258                     63,258

      Note Payable – related Party                                                                                                 145,980                   145,980

      Current Portion of Long Term Debt – Note 5                                                                            13,160                     13,177

      Shareholder Advances                                                                                                          141,500                              0

                 Total Current Liabilities                                                                                              745,356                    545,607

   Long Term Liabilities

      Note Payable – net of current portion  - Note 5                                                                        15,816                      23,190

                 Total Long Term Liabilities                                                                                          15,816                       23,190

                 TOTAL LIABILITIES                                                                                            761,172                      568,797

Non-Controlling Interest                                                                                                             90,903                      103,304

Stockholders’ Equity (Deficit)

Preferred Stock - 1,000,000 shares authorized;

 Par value of $.001 per share; 900,000 shares

 issued and outstanding                                                                                                                   900                             900

Commo Stock - 50,000,000 shares authorized;

 Par value of $.001 per share; 12,760,433

 shares issued and outstanding                                                                                                    12,760                          12,514

Capital in excess of par value                                                                                                    623,519                       659,226

Deficit accumulated during the development stage                                                                    (656,487)                     (397,888)

      TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                                          (19,308)                       274,752

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)                   $          832,767                $       946,853

The accompanying notes are an integral part of the financial statements.

                    PACIFIC LAND AND COFFEE CORPORATION.

                                                                                                    (A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Periods Ended September 30, 2008 and 2007

And for the Period from Inception (February 14, 2003) through September 30, 2008

                                                                                                                            (Unaudited)

                                                                                                                        CUMULATIVE

                                                                        FOR THE                              FOR THE                     FROM INCEPTION

                                                               THREE MONTHS                      SIX MONTHS             (FEBRUARY 14, 2003)

                                                          ENDED  SEPTEMBER 30,      ENDED  SEPTEMBER 30                  TO

                                                                 2008             2007               2008                  2007                   SEPT 30, 2008

Revenues

      Sales                                                $   70,189      $ 59,737          $ 148,194        $ 115,417                  $    628,819

        Total Revenues                                70,189          59,737             148,194          115,417                        628,819

Cost of Sales                                            47,312          30,618               91,873            56,600                        409,078

Gross Profit                                              22,877         29,119                56,321            58,817                         219,741

General and Administrative Expenses 198,540     121,094              360,902          173,290                       998,183

Net Loss from Operations                   (175,663)      (91,975)             (304,581)      (114,473)                   (778,442)

   Other Income (Expense):

          Interest Expense                               (649)         (3,573)                (1,479)           (6,415)                     (26,162)

         Total Other Income (Expense)          (649)         (3,573)                 (1,479)           (6,415)                    (26,162)

Net Loss before

        Non-controlling interest              (176,312)      (95,548)             (306,060)       (120,888)                   (804,604)

 Non-Controlling Interest                        25,290                 --                 47,461                  --                        103,237

Loss before Income Tax                      (151,022)      (95,548)             (258,599)        (120,888)                  (701,367)

Provision for Income Tax (Benefit)                --                  --                          --                     --                    (44,880)

Net Loss                                               $(151,022)    $  (95,548)          $ (258,599)     $ (120,888)               $ (656,487)

                                              ======    ======       ======       =====              =====

Net Loss per Share                           $       (0.01)     $    (0.03)          $      (0.02)     $       (0.04)               $       (0.14)

Weighted Average Shares

  Outstanding                                    12,677,540     3,532,276           12,596,443      3,433,348                  4,601,653

See accompanying Notes to Financial Statements.

PACIFIC LAND AND COFFEE CORPORATION.

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Period Ended September 30, 2008 and 2007

And for the Period from Inception (February 14, 2003) Through September 30, 2008

                                                                                             (Unaudited)

                                                                                                                              CUMULATIVE

                                                                                                                                                                        FROM INCEPTION

                                                                                            FOR THE SIX                 FOR THE SIX        (FEBRUARY 14, 2003)

                                                                                          MONTHS ENDED           MONTHS ENDED                 TO

                                                                                             SEPT 30, 2008                   SEPT 30, 2007          SEPT 30, 2008

Cash Flows from Operating Activities

Net Loss                                                                  $                  (258,599)          $             (120,888)           $          (656,487)

Adjustments to reconcile net loss to net cash provided

 by operating activities

  Non-controlling interest income adjustment                          (47,461)                                     --                        (103,237)

   Depreciation & amortization                                                     60,651                                 6,254                         109,088

   Bad Debt                                                                                              75                                   727                           17,045

   Stock Issed for payment of fees                                                       --                                82,158                         128,783

   Contributed Capital – non-cash fair market

     value of start-up and organizational

    services and costs                                                                              --                                         --                            1,000

   (Increase) Decrease in accounts Receivable                               3,541                                 (3,900)                          (1,380)

   (Increase) Decrease in loans and receivables                                    --                                         --                             1,039

   (Increase) Decrease in income tax Receivables                        44,880                                         --                                   --

   (Increase) Decrease in rent deposit                                                   --                                          --                           (2,252)

   Increase (Decrease) in bank overdraft                                               --                                          --                                    --

   Increase (Decrease) in accounts payable                                   48,751                                   9,745                        (143,980)

   Increase (Decrease) in payroll and excise Tax payable               4,778                                      317                             7,871

   Increase (Decrease) in accrued interest                                              --                     1,100                   4,648

Net Cash Used by Operating

   Activities                                                                 $                  (143,384)           $                  (24,487)            $        (637,862)

Cash Flow from Investing Activities

Net Cash Used by Investing Activities                                         --                                                 --                                    --

Cash Flow from Financing Activities

 Net Proceeds from Credit line                                                        4,737                                          --                                 222

 Proceeds from sale of common stock/

  contributed cash                                                                                   --                                          --                          471,480

 Proceeds from notes payable -  related

  party                                                                                                      --                                  24,000                            49,700

 Proceeds from advances from officer (net)                            141,500                                  11,960                          176,040

 Repayments of long term note payable                                    (7,391)                                  (4,812)                         (21,838)

 Repayments of note payable – related

  party                                                                                                     --                    (6,400)                 (328,278)

Net Cash Provided (Used) by

  Financing Activities                                                                  138,846                       24,748                347,326

Net Increase (Decrease) in Cash                   $                           (4,538)             $                       261          $                (290,536)

Beginning Cash Balance                                $                            18,542  $                     1,401   $                            --

Cash acquired in merger with Coscina

Brothers Coffee Co.                                                                              --                                        --                                  1,418

Cash acquired in merger with Integrated

Coffee Technologies                                                                            --                                        --                              303,122

Ending Cash Balance                                           $                       14,004  $                    1,662    $                14,004

Supplemental Disclosure of Cash Flow Information:

   Cash paid during the six months

    for interest                                                           $                       3,573        $                      6,415                $                        --

   Cash paid during the six months for income taxes                      --                                        --                                          --

Supplemental Disclosure of non-Cash Investing

And Financing Activities:

  Conversion of debt to equity, including

   related party debt forgiveness                      $                                --          $                           --                $              177,763

Business Acquisitions

      Fair value of assets acquired                     $                                 --          $                           --                 $         1,275,343

      Issuance of debt/assumption of liabilities                                  --                                       --                           (1,710,013)

  Common Stock issued at Acquisition                                             --                                       --                                (76,441)

      Non-controlling  Interest                                                               --                                       --                               (28,889)

See accompanying Notes to Financial Statements.

PACIFICLANDAND COFFEE CORPORATION

(A Development Stage Company)

Notes to Condensed Financial Statements

September 30, 2008

Note 1       Interim Financial Statements

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2008, and the results of operations and cash flows for the six ended September 30, 2008 and for the period from inception thru September 30, 2008.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s March 31, 2008 audited financial statements. The results of operations for the six months ended September 30, 2008, are not necessarily indicative of the results of operations to be expected for the full fiscal year.

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

Note 3       Property and Equipment

            Property and equipment is carried at cost less depreciation  and summarized as follows:

                                                                                                     Accumulated

                                                                  Cost                              Depreciation        Net

                    Equipment                               $  189,157            $   (114,541)            $    74,616

                    Leasehold Improvements                 9,316                  (9,316)                      -0-

                      Total                                       $ 198,473             $   (123,857)            $    74,616

   For the six months ended September 30, 2008 depreciation expense is $15,479.  The equipment was part of the assets consolidated into the Company and the current statements only reflect a portion of the total depreciation expense on the equipment for the current year.  Equipment of $ 60,557 has been capitalized under a capital lease.  As of September 30, 2008 the total accumulated depreciation associated with the capital lease was $ 35,554.

    Note 4       Intangible Assets

                      Patents and licenses are carried at cost and summarized as follows:

                                                                                                                     Accumulated

                                                                                         Cost                  Amortization                         Net

                                   Patents                                         $ 1,099,226             $   (512,529)                 $  586,697

                                   Research/License Agreement           170,000                    (70,632)                       99,368

                                        Total                                        $ 1,269,226             $   (583,161)                  $ 686,065

Note 5       Long Term Debt

The Company has a capital lease due to a finance company with interest at 10% due in monthly installments of $1,289, through October, 2010.  This note is secured by the Company’s equipment.

Maturities of long- term debt are as follows:

                                                        Year Ending

                                                                         Sept. 30,

2009                       $ 13,160

2010                          14,538

2011                            1,278

-----------

                                                     Total                     $ 28,976

 ======

Note 6       Related Party Transactions

One officer of the Company has advanced personal funds to the Company to assist in meeting operating cash needs.  There are no stated terms for these advances, and it is anticipated at a future date that the advances will be converted to shares of common stock, though the timing and amount of such conversion is indeterminable at this time.  At September 30, 2008, the Company owed him  $ 141,500.

Note 7       Recent Accounting Pronouncements

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

Note 8       Common stock

During the quarter, the Company issued 245,974 common shares in exchange for 409,957 shares of Integrated Coffee Technologies, Inc.  (ICTI) increasing the Company’s controlling interest in ICTI to approximately 78%.

Item 2          MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

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

Management’s experience in the coffee industry is that as typical for coffee brokerage and small specialty coffee sales, we do not have long term sales contracts. We do not have any written contracts for the sale of our product.  We produce and ship as purchase orders are received.  We must wait for future purchase orders to make sales in the future. Because coffee prices are variable and demand can also be variable, we believe that selling under long term contracts would not be practicable in our industry.  Our invoices are due net 30 days, but currently we are receiving payment immediately on shipment. The sales in the quarter and six months ended September 30 were $ 70,189 and $ 148,194, respectively, compared to $ 59,737 and
 $ 115,417 for the same periods in 2007.  The gross margin as a percentage of sales decreased from 51% to 38% in the six months ended September 30, 2008 and 2007, respectively,  and from
 48.7% to 32.6% for the three months ended September 30, 2008 as compared to 2007, due to a cost increases from suppliers not passed on. Our general and administrative expenses primarily
consisted of legal and professional fees related to our status as a public company.   These
expenses increased in 2008 primarily due to higher costs associated with our public company status.

 Our tropical plant segment has not yet realized significant revenues.  Our nematode resistant variety is ready for sales but the genetically modified coffee plants will not be ready for sale during the next 12 months.  We anticipate the need for about $2 million in funding to complete development of the tropical plant varieties and to increase marketing of our coffee blends.  We received $141,500 in advances from an officer during the six month period ended September 30, 2008.

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

Since we have not yet generated significant and consistent revenues, we are a development stage company as that term is defined in paragraphs 8 and 9 of SFAS No. 7.  Our activities to date have been limited to seeking capital, seeking supply contracts and development of a business plan.  Our auditors have included an explanatory paragraph in their report on our financial statements, relating to the uncertainty of our business as a going concern, due to our lack of operating history or current revenues, its nature as a start up business, management's limited experience and limited funds.  We do not believe that conventional financing, such as bank loans, is available to us due to these factors.  Management believes that it will be able to raise the required funds for operations from one or more future offerings, in order to effect our business plan.   No terms have been discussed, and we cannot predict the price or terms of any offering nor the amount of dilution existing shareholders may experience as a result of such offering.

Forward looking information

            Our future operating results are subject to many factors, including:

·        our ability to complete development of our tropical plant varieties;

·        the impact of rapid and persistent fluctuations in the price of coffee beans;

·        general economic conditions and conditions which affect the market for coffee and coffee producers;

·        our success in implementing our business strategy or introducing new products;

·        our ability to attract and retain customers;

·        the effects of competition from other coffee manufacturers and other beverage alternatives;

·     changes in tastes and preferences for, or the consumption of, coffee;

   our ability to obtain additional financing; and

·        other risks which we identify in future filings with the SEC.

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

 Critical Accounting Policies

 Our discussion and analysis of results of operations and financial condition are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis, including those related to provisions for uncollectible accounts receivable, inventories, valuation of intangible                                                                               10

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

The accounting policies that we follow are set forth in Note 1 of our March 31, 2008 audited financial statements. These accounting policies conform to accounting principles generally accepted in the United States, and have been consistently applied in the preparation of the financial statements.

Foreign Currency Exchange

 The Company has not experienced unfavorable profit reductions due to currency exchange fluctuations with its foreign customers.  All sales transactions to date have been denominated in U.S. Dollars.

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

Item 4T. Controls and Procedures.   Disclosure Controls and Procedures Evaluation of disclosure controls and procedures.

 The Company's principal executive officer and its principal financial officer, based on their evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d -14 (c) as of September 30, 2008. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to the Company, including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to management, including our principal executive officer/principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

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

Item 1. LEGAL PROCEEDINGS - None

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS - None

Item 3. DEFAULTS UPON SENIOR SECURITIES - None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None

Item 5. OTHER INFORMATION - None

Item 6. EXHIBITS

Exhibits

31. Certifications, Dennis Nielsen and Tyrus C. Young, Chairman of

       the Board and CFO respectively.

32. Certification pursuant to 18 U.S.C. Section 1350 of Dennis Nielsen and Tyrus C. Young

                                                               SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                                    PACIFIC LAND AND

                                                                                           COFFEE CORPORATION

Date:    November 13, 2008                                       By:/s/ Tyrus C. Young

                                                                                           Tyrus C. Young

                                                                                           Chief Financial Officer

                                                                                           (chief financial officer

                                                                                           and accounting officer)

                                                                                By:/s/ Dennis P. Nielsen

                                                                                           Dennis P. Nielsen

                                                                                           Chairman of the Board

                                                                                           (duly authorized officer)

