Form 10-Q
period 2008-12-31
PACIFIC LAND & COFFEE CORP
filed 2009-02-13
CIK 1092791

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

[ x ]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

             SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended December 31, 2008

[   ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

             SECURITIES EXCHANGE ACT OF 1934 for the transition period from

             ____________   to   ______________

             Commission File Number 0-30595

PACIFIC LAND & COFFEE CORPORATION

(Exact Name of small business issuer as specified in the charter)

                               Delaware                                                                              33-0619256

                       (State or other Jurisdiction of                                                                ( IRS Employer Identification No.)

                              Incorporation or Organization)

500 Alakawa St. #220C, Honolulu, HI  96817

(Address of Principal Executive Offices)

(808) 478-9894

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
Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☑

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

     Title of Class                                                                                                                                                                            Number of Shares outstanding

                                                                                                                                                                                                               at December 31, 2008

PACIFIC LAND & COFFEE CORPORATION
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET
(Unaudited)

ASSETS

	Dec. 31,	March 31,
	2008	2008
	Unaudited	Audited
Current Assets
Cash in Bank	4,871	18,542
Accounts receivable less allowance for doubtful accounts of $6,016 and $8,373	22,003	19,591
Other Receivable	29,600	29,600
Income Tax Receivable	0	44,880
	----------------	---------------
Total Current Assets	56,474	112,613
	----------------	--------------

Fixed Assets
Equipment	189,157	191,689
Leasehold Improvements	9,316	9,316
Less: Accumulated Depreciation	(131,664)	(110,910)
	----------------	---------------
Total Fixed Assets	66,809	90,095
	----------------	---------------

Other Assets
Rent Deposit	12,908	12,908
P Patents, net of amortization
of $605,747 and $537,989	493,479	561,237
Research/License Agreement	170,000	170,000
	----------------	----------------
Total Other Assets	676,387	744,145
	----------------	----------------

TOTAL ASSETS	799,670	946,853
	========	========

The accompanying notes are an integral part of the financial statements

LIABILITIES & STOCKHOLDER'S DEFICIT

	Dec. 31	March 31,
	2008	2008
	Unaudited	Audited

Current Liabilities
Accounts Payable	370,220	299,868
Credit Line	24,690	19,953
Payroll & Excise Taxes Payable	8,612	3,371
Accrued Interest	63,258	63,258
Note Payable - Jones Day	145,980	145,980
Current Portion of Long Term Debt - Note	13,492	13,177
Shareholder Advances	178,500	0
	----------------	----------------
Total Current Liabilities	804,752	545,607
	----------------	----------------

Long Term Liabilities
Note Payable - net of current portion - Note	12,316	23,190
	----------------	---------------
Total Long Term Liabilities	12,316	23,190
	----------------	---------------

Non-Controlling Interest	72,428	103,304

Stockholder's Deficit
Preferred Stock - 1,000,000 shares authorized;
Par value of $.001 per share; 900,000 shares
issued and outstanding	900	900
Common Stock - 50,000,000 shares authorized;
Par value of $.001 per share; 12,760,433 shares
issued and outstanding	12,760	12,514
Capital in excess of par value	623,519	659,226
Deficit accumulated during the development stage	(727,005)	(397,888)
	---------------	--------------
Total Stockholder's Deficit	(89,826)	274,752
	----------------	--------------
TOTAL LIABILITIES & STOCKHOLDER'S DEFICIT	799,670	946,853
	========	=======

                            The accompanying notes are an integral part of the financial statements

(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATION
For the Three and Nine Months Ended December 31, 2008 and 2007
and for the Period from Inception (February 14, 2003) Through September 30, 2008

					February 14,
	For the Three Months Ended December 31,		For the Nine Months Ended December 31		2003 Through Dec. 31
	2008	2007	2008	2007	2008
Revenues
Sales	$77,411	$97,671	$225,605	$213,088	$706,230
	------------	-----------	-------------	----------	--------------
Total Revenues	77,411	97,671	225,605	213,088	706,230

Cost of Sales	46,111	56,752	137,985	113,352	455,190
	------------	------------	-------------	-----------	--------------

Gross Profit	31,300	40,919	87,620	99,736	251,040

General & Administrative Expenses	121,555	119,712	481,093	293,002	1,118,374
	--------------	------------	--------------	-----------	---------------

Net Loss from Operations	(90,255)	(78,793)	(393,473)	(193,266)	(867,334)

Other Income (Expense):
Interest Expense	(101)	(6,653)	(1,580)	(13,068)	(26,263)
	------------------	-------------	-------------	-------------	---------------
Total Other Income (Expense)	(101)	(6,653)	(1,580)	(13,068)	(26,263)
	------------------	--------------	-------------	-------------	---------------
Net Loss before
Non-controlling interest	(90,356)	(85,446)	(395,053)	(206,334)	(893,597)

Non-Controlling Interest	18,475	26,655	65,936	26,655	121,712
	------------------	------------	--------------	-------------	----------------

Loss before Income Tax	(71,881)	(58,791)	(329,117)	(179,679)	(771,885)

Provision for Income Tax (Benefit)	0	0	0	0	(44,880)
	------------------	--------------	---------------	--------------	------------------

Net Loss	$(71,881)	$(58,791)	$(329,117)	$(179,679)	$(727,005)
	============	=========	==========	=========	==========

Net Loss per Share	$(0.01)	$(0.01)	$(0.03)	$(0.05)	$(0.01)
	============	=========	==========	=========	==========
Weighted Average Shares
Outstanding	12,760,420	4,882,785	12,651,301	3,918,251	4,951,260
	============	============	============	============	============

PACIFIC LAND & COFFEE CORPORATION
(A Development Stage Company)
	CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended December 31, 2008 and 2007
and for the Period from Inception (February 14, 2003) Through December 31, 2008

			February 14,
	For the Nine Months Ended		2003 through
	December 3111		Dec. 31
	2008	2007	2008
Cash Flows from Operating Activities
Net Loss	$(329,117)	$(179,679)	$(727,005)
Adjustments to reconcile net loss to net cash provided by
operating activities
Non-controlling interest income adjustment	(65,936)	(26,655)	(121,712)
Depreciation & amortization	93,000	11,506	141,437
Bad Debt	(2,357)	725	14,613
Stock Issued for payment of fees	0	82,158	128,783
Contributed Capital - noncash fair market value of start-up
and organization services and costs	---	---	1,000
(Increase) Decrease in accounts receivable	(2,412)	(15,302)	(7,333)
(Increase) Decrease in short-term advances	0	8,246	1,039
(Increase) Decrease in income tax receivables	44,880	0	0
(Increase) Decrease in rent deposit	---	---	(2,252)
Increase( Decrease) in bank overdraft	---	---	---
Increase (Decrease) in accounts payable	70,352	(174,650)	(122,379)
Increase (Decrease) in payroll and excise tax payable	5,241	21,852	8,334
Increase (Decrease) in accrued interest	0	1,993	4,648
	------------------	---------------	-------------
Net Cash Used by Operating Activities	(186,349)	(269,806)	(680,827)

Cash Flow from Investing Activities
	0	0	0
	------------------	---------------	----------------
Net Cash Used by Investing Activities	0	0	0

Cash Flow from Financing Activities
Net proceeds from credit line	4,737	(13)	222
Proceeds from the sale of stock/contributed cash	0	445,000	471,480
Proceeds from notes payable - related party	0	31,500	49,700
Proceeds from advances from officer (net)	178,500	11,010	213,040
Repayments of long term note payable	(10,559)	(7,430)	(25,006)
Repayments of note payable - related party	0	(6,400)	0
Repayments of other liabilities	0	(326,608)	(328,278)
	------------------	------------------	---------------

Net Cash Provided (Used) by Financing Activities	172,678	147,059	381,158

Net Increase (Decrease) in Cash	(13,671)	(122,747)	(299,669)

Beginning Cash Balance	18,542	1,401	0
Cash acquired in merger with Coscina Brothers Coffee Co.	0	0	1,418
Cash acquired in merger with Integrated Coffee Technologies	0	303,123	303,122
	------------------	------------------	---------------

Ending Cash Balance	$4,871	$181,777	4,871
	============	============	=========

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for interest
Cash paid during the year for income taxes

Business Acquisitions
Fair value of assets acquired $	$		$1,275,343
Issuance of debt/assumption of liabilities			(1,170,013)
Common Stock issued at Acquisition			(76,441)
Non-Controlling Interest			(28,889)

The accompanying notes are an integral part of the financial statements
5

PacificLandand Coffee Corporation

(A Development Stage Company)

Notes to Condensed Financial Statements

December 31,  2008

Note 1       Interim Financial Statements

                  The accompanying financial statements have been prepared by the Company without audit.

      In the opinion of management, all adjustments (which include normal recurring adjustments)

      necessary to present fairly the financial position as of December 31, 2008, and the results of operations and cash flows for the nine months ended December 31, 2008, and for the period from inception thru December 31, 2008.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s March 31, 2008 audited financial statements.  The results of operations for the nine months ended December 31, 2008, are not necessarily indicative of the results of operations to be expected for the full fiscal year.

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

Note 3       Property and Equipment

            Property and equipment is carried at cost and summarized as follows:

                                                                                            Accumulated

                                                                  Cost                     Depreciation       Net

      Equipment                                            $ 189,157            $ (122,348)            $  66,809

                  Leasehold Improvements                 9,316                 (9,316)                      -0-

                      Total                                    $ 198,473           $ (131,664)            $  66,809

      For the nine months ended December 31, 2008,  depreciation expense is $ 23,286.  The equipment was part of the assets consolidated into the Company and the current statements only reflect a portion of the total depreciation expense on the equipment for the current year.  Of the $63,057 property and equipment account $ 60,557 has been capitalized under a capital lease discussed below.  As of December 31, 2008 the total accumulated depreciation associated with the capital lease was $ 38,681.

    Note 4       Intangible Assets

                      Patents and licenses are carried at cost and summarized as follows:

                                                                                                           Accumulated

                                                                               Cost                    Amortization              Net

                      Patents                                      $ 1,099,226             $   531,936                 $  567,290

                      Licenses                                          170,000                    73,811                       96,189

                      Total                                         $ 1,269,226             $   605,747                  $ 663,479

Note 5       Long Term Debt

                  The Company has a capital lease due to a finance company with interest at 10% due in monthly installments of $1,289, through October, 2010.  This note is secured by the Company’s equipment.

                  Maturities of long- term debt are as follows:

                                                        Year Ending

                                                                         Dec. 31,

2009                       $ 13,492

2010                          12,316

2011                             -0-

-----------

                                                     Total                              $ 25,808

 ======

Note 6       Related Party Transactions

                  One officer of the Company has advanced personal funds to the Company to assist in meeting operating cash needs.  There are no stated terms for these advances, and it is anticipated at a future date that the advances will be converted to shares of common stock, though the timing and amount of such conversion is indeterminable at this time.  At December 31, 2008, the Company owed him $ 178,500.

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

Item 2          MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

We did not receive revenues from operations in our specialty coffee segment until the quarter ended September 30,2003.  We sell roasted blends to various customers and we broker green bean orders as well.  With respect to coffee brokerage orders, we do not take ownership of the green beans, but only receive a commission on the sale. This contrasts with the sales of roasted blend, in which we purchase the materials and resell to the purchaser.

Management’s experience in the coffee industry is typical of coffee brokerage and small specialty coffeeoperations, we do not have long term sales contracts. We do not have any written contracts for the sale of our product.  We produce and ship as purchase orders are received.  We must wait for future purchase orders to make sales in the future. Because coffee prices are variable and demand can also be variable, we believe that selling under long term contracts would not be practicable in our industry.  Our invoices are due net 30 days, but currently we are receiving payment immediately on shipment. The sales in the quarter and for the nine months ended December 31, 2008 were $ 77,411 and $ 225,605, respectively, compared to $ 97,671 and $ 213,088 for the same periods in 2007.  The gross margin as a percentage of sales decreased from 47% to 39% due to a cost increases from suppliers not passed on. Our general and administrative expenses primarily consisted of legal and professional fees related to our status as a public company.   These expenses increased in 2008 primarily due to higher costs associated with our public company status.

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

                        $37,000 in advances from an officer during the quarter and $ 5,000 subsequent to the end of the period.

           We are seeking $2 million in funding for 12 months of our business plan as follows:

                        Marketing                                    $    200,000

                        General and Administration        $    400,000

                        Research and Development         $ 1,400,000

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

Since we have not yet generated significant and consistent revenues, we are a development stage company as that term is defined in paragraphs 8 and 9 of SFAS No. 7.  Our activities to date have been limited to seeking capital; seeking supply contracts and development of a business plan.  Our auditors have included an explanatory paragraph in their report on our financial statements for the year ended March 31, 2008, relating to the uncertainty of our business as a going concern, due to our lack of operating history or current revenues, its nature as a start up business, management's limited experience and limited funds.  We do not believe that conventional financing, such as bank loans, is available to us due to these factors.  Management believes that it will be able to raise the required funds for operations from one or more future offerings, in order to effect our business plan.   No terms have been discussed, and we can neither predict the price or terms of any offering nor the amount of dilution existing shareholders may experience as a result of such offering.

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

Item 1. LEGAL PROCEEDINGS - None

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS - None

Item 3. DEFAULTS UPON SENIOR SECURITIES - None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None

Item 5. OTHER INFORMATION - None

Item 6. EXHIBITS

Exhibits

31. Certifications, John Hales and Tyrus C. Young, Chairman of

       the Board and CFO respectively.

32. Certification pursuant to 18 U.S.C. Section 1350 of John Hales and Tyrus C. Young

                                                               SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                                    PACIFIC LAND AND

                                                                                           COFFEE CORPORATION

Date:    February 13, 2009                                           By:/s/ Tyrus C. Young

                                                                                           Tyrus C. Young

                                                                                           Chief Financial Officer

                                                                                           (chief financial officer

                                                                                           and accounting officer and

                                                                                           duly authorized officer)