Form 10-K
period 2009-03-31
PACIFIC LAND & COFFEE CORP
filed 2009-07-15
CIK 1092791

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[x]

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended March 31, 2009

[ ]

Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                          to    ___________

Commission File Number 0-30595

PACIFIC LAND AND COFFEE CORPORATION

(Exact name of small business issuer in its charter)

Delaware

33-0619256

(State or other jurisdiction of incorporation or organization)

(I.R.S. Employer Identification No.)

500 Alakawa St. #220C

Honolulu, Hawaii

96817

(Address of principal executive offices)

(Zip Code)

Registrant's telephone number, including area code:               (808) 847-3120

Securities registered pursuant to Section 12(b) of the Act:              None_______

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, par value $.001

  Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes _ No X

  Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes _ No X

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

Large accelerated filer

___

       Accelerated filer ____

Non-accelerated filer__ (Do not check if a smaller reporting company) Smaller reporting company X

  State issuer's revenues for its most recent fiscal year: $318,441

  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $3,707,610  based on a closing sale price of $2.00 on that date.

  The number of shares outstanding of the issuer's classes of Common Stock as of March 31, 2009:

 Common Stock, $.001 Par Value – 12,744,888 shares            Preferred Stock $.001 Par Value     900,000

DOCUMENTS INCORPORATED BY REFERENCE:  NONE

0

PART I

Item 1.  BUSINESS

When used in this Form 10-K, the words “expects,” “anticipates,” “estimates” and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties, including those set forth below under “Risks and Uncertainties,” that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based. This discussion should be read together with the financial statements and other financial information included in this Form 10-K.

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

On November 6, 2006, Alfred Coscina, a director, officer and shareholder, contributed 100% of his interest in Coscina Brothers Coffee, LLC to the Company.  Mr. Coscina did not receive any item of value in return for the capital contribution.  Coscina Brothers Coffee, LLC was the Company’s principal supplier and is in the same principal business as the Company. The results of operations of the Company include the operations of Coscina Brothers Coffee LLC from November 6, 2007.

On December 18, 2007, we acquired 70.3% of the outstanding common stock of Integrated Coffee Technologies, Inc., a Delaware corporation herein as (“Integrated Coffee Technologies”). The acquisition was effected pursuant to an Agreement and Plan of Reorganization dated December 18, 2007. In connection with the acquisition, the Registrant issued 7,644,149 newly authorized shares of common stock, and reserved 4,355,850 additional shares for the acquisition of the remaining Integrated Coffee Technologies shares. Since December 18, 2007 through March 31, 2008, an additional 892,904 shares were issued to exchanging Integrated Coffee Technologies shareholders, bringing our ownership of Integrated Coffee Technologies up to 75.54%. The operations of Integrated Coffee Technologies have been suspended due to lack of capital to develop this business and we have written off the technology associated with this business.

The executive offices of the Company are located at 500 Alakawa St., #220C, Honolulu, Hawaii 96817.  Its telephone number is (808) 847-3120.

Our Operations

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

Private label coffee. From our leased roaster in Honolulu, Hawaii, and a new facility to be opened in Switzerland in 2009, we intend to roast, blend, package and distribute coffee under private labels for companies worldwide.  Our private label coffee is distributed in foil bags and brick packs in a variety of sizes.  We produce private label coffee for customers primarily hotels, restaurants, and retail stores who desire to sell coffee under their own name but do not want to engage in the manufacturing process. Sellers of private label coffee seek to achieve a similar quality at a lower cost to the national brands representing a better value for the consumer.   Currently, we have a limited number of customers and small orders.   For larger orders that require additional production capacity, we intend to arrange for subcontractors in strategic locations (but have not yet made any agreements) to produce product according to our specifications.

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

Raw Materials

 Coffee is a commodity traded on the Commodities and Futures Exchange. Coffee prices are subject to fluctuation. Over the past five years, the average price per pound of coffee beans ranged from approximately $.42 to $3.18. The price for Columbian Mild Arabica coffee beans on the New York Exchange as of June 30,2009 was $1.35 per pound.

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

Private Label Competition.  There are approximately four major producers of coffee for private label sale in the United States.  Many other companies produce coffee for sale on a regional basis.  The principal competitors are E. Gavina & Sons, Kroger and the coffee division of Sara Lee. Both Kroger and Sara Lee are larger and have more financing and resources than we do and therefore are able to devote more resources to product development and marketing. However, because Kroger owns the stores in which it sells coffee and therefore competes directly with potential purchasers of its private label coffee, many customers will not purchase private label coffee from Kroger.  Competition for the specialty types of coffees we will sell is at the same cost level as our larger competitors.  Our ability to provide the special handling and meet the order size of customers that buy this product can be better served, in our opinion, by a company which in our opinion is more highly focused.

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

Item 1A. RISK FACTORS.

The securities of Pacific Land and Coffee are highly speculative and very risky.  Before you buy consider the following risk factors and the rest of this report.

We are still in the development stage and may never be successful.

Pacific Land and Coffee's activities have been limited.  We have only a limited quantity of customers to date.  Although our sales have grown, our cumulative losses since inception to March 31, 2009 are $1,548649.  There can be no assurance that Pacific Land and Coffee will be able to market its coffee and coffee related products, achieve a significant level of sales or attain profitability, although Pacific Land and Coffee can continue to exist indefinitely at its current level of sales if its officers continue to fund its operating deficit.  If we do not increase our level of sales our common stock will not attain any value in any market that might develop, and investors will not be able to realize any value from their ownership of shares.

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

If we receive less than all of the $500,000 in funding we require, most of the first $100,000 we receive will be used for salaries of sales associates or sales representatives, but not for management.  The remainder of the first $100,000 will be used for other marketing expenses.  As a result, we will be expending these amounts and not purchasing inventory which can be resold.

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

We  have added a website but have not significantly benefitted from the internet for marketing.

We  have established a website  for informational and sales purposes.  To date, it has not generated any significant sales.  We believe that individual consumers as a whole are more interested in price at this time and specialty coffees appeal to only a limited market.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2.

DESCRIPTION OF PROPERTY

We rent 3,000 square feet of office space under a lease expiring in November 2009.

Item 3.

LEGALPROCEEDINGS

Pacific Land and Coffee is not a party to any pending legal proceeding.

Item 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 2009.

PART II

Item 5.

MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock commenced trading in the quarter ended June 30, 2005 under the symbol PLCF.OB on the OTC Bulletin Board.  The symbol was changed to PLFF.OB in September 2007 in connection with a one-for-three reverse stock split effective

September 25, 2007.  In the three years ended March 31, 2009 the high and low trading prices (adjusted for the reverse split) were as follows:

Quarter Ended

High

Low

June 30, 2006

.90

.90

September 30, 2006

1.56

             1.56

December 31, 2006

1.56

             1.05

March 31, 2007

1.05

             1.90

June 30, 2007

               .90

               .90

September 30, 2007            .90

.60

December 31, 2007          1.90

.60

March 31, 2008

             1.82

             1.01

June 30, 2008

             1.75                                                   1.55

September 30, 2008          1.55

             1.55

December 31, 2008          1.55

             1.55

March 31, 2009

             1.55                                                     .57

These prices do not include retail mark up and mark down and  may not represent actual transactions.

As of March 31, 2009, there were approximately 300 record holders of common stock.

Item 6.  SELECTED FINANCIAL DATA

The Registrant is not required to supply this information because it is a smaller reporting company.

Item 7.

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

Management’s experience in the coffee industry is that as typical for coffee brokerage and small specialty coffee sales, we do not have long term sales contracts. We do not have any written contracts for the sale of our product.  We produce and ship as purchase orders are received.  We must wait for future purchase orders to make sales in the future.  Because coffee prices are variable and demand can also be variable, we believe that selling under long term contracts would not be practicable in our industry.  Our invoices are due net 30 days, but currently we are receiving payment immediately on shipment. The sales in the year ended March 31, 2009 were $318,441, compared to $271,594 for the year ended March 31, 2008, due to increased  costs and the Company holding the line on price increases in order to build sales.  Our general and administrative expenses increased 42% over 2008 levels primarily related to the Integrated Coffee administrative costs and developmental costs of the coffee technology.

In the 2009 fiscal year we determined to suspend further development of our proprietary coffee and other tropical plant technology (in our Integrated Coffee subsidiary) due to lack of funding. We wrote off the intellectual property associated with this technology as a result of the suspension of this part of our business. In prior years, Integrated Coffee raised funds every year through  an investment regime of the state of Hawaii which offers favorable tax treatment for Hawaii based technology companies. Due to the deterioration in the world economy in the latter months of 2008, the Company was unable to attract funding in order to continue the activities of Integrated Coffee, and its personnel were laid off or resigned in the last quarter of fiscal 2009.  We cannot anticipate when we will be able to recommence the Integrated Coffee developmental process. We have entered into negotiations to open a roaster facility in Switzerland in 2009 and market specialty coffee in Europe.  We believe we can arrange financing for this new line of business from equity or debt financing.

Our plan of operation for fiscal 2009-10 will depend significantly on whether we obtain outside funding.  If we do not receive outside funding, our plan of operations will be simple.  Based entirely on our communications with our primary customer, management believes, and has no reason to doubt, that we will continue to achieve the current level of sales without any significant marketing expenditures.  However, we cannot be certain of any future sales.  Management is confident that Pacific Land and Coffee can continue to enjoy at least its limited level of sales.  Management will use its current business contacts to attempt to achieve additional sales.  In particular, Mr. Coscina has 30 years experience in the coffee industry.   There are no contingencies or conditions to the above sales other than our performance under purchase orders.  We will not require any outside funding to accomplish these sales, nor will we need to make any capital expenditures or hire employees and expect that we will slowly obtain additional  specialty coffee orders and green bean brokerage transactions.

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

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Pacific Land and Coffee Corporation [a development stage company]:

We have audited the accompanying consolidated balance sheet of Pacific Land and Coffee Corporation [a development stage company] as of  March  31, 2009, and the related statements of operations, stockholders' deficit, and cash flows for the years ended March 31, 2009 and 2008 and for the period from inception [February 14, 2003] through March 31, 2009.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pacific Land and Coffee Corporation [a development stage company] as of March 31, 2009, and the results of its operations and cash flows for the years ended March 31, 2009 and 2008 and for the period from inception [February 14, 2003] to March 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

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

Mantyla McReynolds, LLC

Salt Lake City, Utah

July 14, 2009

PACIFIC LAND & COFFEE CORPORATION

(A Development Stage Company)

CONSOLIDATED BALANCE SHEET

ASSETS

                                                                                                                 March 31,                    March 31,

                                                                                                                     2009                             2008

Current Assets

Cash in Bank                                                                           $     10,313               $        18,542

Accounts Receivable, net of

    allowance for doubtful accounts of

                 $6,188 and $8,373  -  Note 1(f)                                                    26,518                         19,591

              Other receivables                                                                               1,064                         29,600

               Income tax receivable – Note 8                                                      30,494                         44,800

    Total Current Assets                                                                   68,389                       112,613

Fixed Assets - Note 3

Equipment                                                                                    189,158                       191,689

               Leasehold Improvements                                                                   --                               9,316

               Less:  Accumulated Depreciation                                               (130,559)                    (110,910)

    Total Fixed Assets                                                                      58,599                         90,095

Other Assets

              Patents   - Note 4                                                                                 --                         1,099,226

              Licenses – Note 4                                                                                --                            170,000

              Less: Accumulated Amortization                                                        --                           (537,989)

Rent Deposit                                                                                     5,408                          12,908

    Total Other Assets                                                                        5,408                        744,145

TOTAL ASSETS                                                                      $  132,396                 $     946,853

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts Payable                                                                      $    152,165                $      38,866

               Credit Line    - Note 1 (j)                                                                  24,690

             19,953

Payroll & Excise Taxes Payable                                                       15,657

               3,371

               Payable – Jones Day  - Note 5                                                        552,505

           470,240

Advances by Officer   - Note 9                                                       227,150

                  --

Current Portion of Long Term Debt – Note 6                                   13,832                         13,177

    Total Current Liabilities                                                              985,999                       545,607

Long Term Liabilities

Note Payable – net of current portion – Note 6                                  8,728                          23,190

     Total Long Term Liabilities                                                           8,728                          23,190

TOTAL LIABILITIES                                                                    994,727                        568,797

Non-Controlling Interest                                                                                       --                           103,304

Stockholder’s Equity (Deficit)

Preferred Stock – 1,000,000 shares authorized;

    par value of $.001 per share; 900,000 shares

                  issued and outstanding                                                                        900                              900

Common Stock – 50,000,000 shares authorized;

    par value of $.001 per share; 12,774,888 shares

    and 12,514,459 shares issued and outstanding                              12,775                         12,514

Capital in excess of par value                                                          672,643                       659,226

Deficit accumulated during the development stage                     (1,548,649)                    (397,888)

    Total Stockholder’s Equity (Deficit)                                           (862,331)                     274,752

TOTAL LIABILITIES AND STOCKHOLDERS’

                     EQUITY (DEFICIT)                                                            $    132,396                $    946,853

See accompanying notes to financial statements

PACIFIC LAND & COFFEE CORPORATION

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATION

For the Periods Ended March 31, 2009 and 2008

And for the Period from Inception (February 14, 2003) Through March 31, 2009

February 14, 2003

Twelve Months

Through

March 31,

March 31,

2009

2008

2009

Revenues

Sales

$

318,441

$

271,594

$

799,066

Total Revenues

318,441

271,594

799,066

Cost of Sales

198,373

157,288

515,578

Gross Profit

120,068

114,306

283,488

General & Administrative Expenses

744,262

524,980

1,381,543

Definite-lived Intangible Impairment Charges

     640,893

0

640,893

         Total Operating Expenses                                 1,385,155          524,980        2,022,436

Net Loss from Operations

(1,265,087)

(410,674)

(1,738,948)

Other Income (Expense):

   Interest Expense

(12,450)

(18,230)

(37,133)

Total Other Income (Expense)

(12,450)

(18,230)

(37,133)

Net Loss before Non-Controlling Interest               (1,277,537)            (428,904)           (1,776,081)

Loss to Non-Controlling Interest                                   96,282                55,776                 152,058

Provision for Income Tax Benefit – Note 8                  30,494            44,880             75,374

Net Loss

$

(1,150,761)

$

(328,248)

$

(1,548,649)

Basic and Dilutive Net Loss per Share

$

(0.09)

$

(0.06)

$            (.29)

Weighted Average Shares Outstanding

12,678,207

5,822,676

       5,265,441

See accompanying notes to financial statements

PACIFIC LAND & COFFEE CORPORATION

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Periods Ended March 31, 2009 and 2008

And for the Period from Inception (February 14, 2003) Through March 31, 2009

February 14, 2003

Twelve Months

Through

March 31,

March 31,

2009

2008

2009

Cash Flows from Operating Activities

Net Income (Loss)

$

(1,150,761)

$

(328,248)

$

(1,548,649)

Adjustments to reconcile net income (loss) to net

   cash provided by operating activities

Depreciation and amortization

121,031

          43,410

169,468

           Net loss (gain) on disposal of  leasehold

               improvements                                                                           809                              --                             809

           Definite-lived intangible impairment charges                       640,893

                   --

               640,893

           Non-controlling interest income adjustment                        (103,304)                  (55,776)                    (159,080)

           Contribution of interest on advances by officer                        6,796                              --                          6,796

           Common stock issued for conversion of subsidiary

                 stock                                                                                    6,881                              --                          6,881

Contributed Capital – noncash fair market value of

  start-up and organization services and costs

--

                  --

                           1,000

Stock issued for payment of fees                                                      --

        128,783                       128,783

           Change in operating assets and liabilities

               Accounts receivable, net

(6,927)

  (4,004)

                   5,123

    Related party receivable

--

--

                   1,039

    Other receivables                                                                 28,536                              --                        28,536

               Income tax receivable                                                          14,386

         (44,880)

                (30,494)

               Rent deposit

7,500

--

5,248

               Accounts payable

113,299

(215,445)

               (79,432)

               Jones-Day payable                                                              82,266

--

                 82,266

    Payroll and excise tax payable

12,286

             1,267

15,379

              Accrued interest

--

3,007

4,648

Net Cash Used by Operating Activities

(226,309)

  (471,886)

(720,786)

Cash Flow from Investing Activities

--

--

--

Net Cash Used by Investing Activities

--

--

--

Cash Flow from Financing Activities

Net proceeds from credit line

4,737

(5,013)

221

Proceeds from noted payable – related party

--

31,500

49,700

Proceeds from the sale of stock/contributed cash

--

465,000

471,480

Proceeds from advances from officer

227,150

31,044

261,690

Repayments of long term note payable

(13,807)

(10,048)

(28,254)

Repayments of note payable – related party

--

(326,578)

(328,278)

Net Cash Provided (Used) by Financing Activities

218,080

185,905

426,559

Net Increase (Decrease) in Cash

(8,229)

(285,981)

(294,227)

Beginning Cash Balance

          18,542

            1,401

                          0

Cash acquired in merger with Coscina Brothers Coffee Co.                    --                         --                                1,418

Cash acquired in merger with Integrated Coffee

    Technologies, Inc.

--

303,122

303,122

Ending Cash Balance

10,313

18,542

10,313

Supplemental Disclosure of Cash Flow Information:

Cash paid during the year for interest

            5,654

         114,822

Cash paid during the year for income taxes

---

---

 ---

           Conversion of Debt to Equity                                                                                 117,763

BUSINESS ACQUISITIONS

            Fair Value of assets acquired                                                         --                   1,188,614                 1,275,343

            Assumption of Liabilities                                                               --                  (1,083,284)              (1,170,013)

            Common Stock issued at acquisition                                             --                       (76,441)                   (76,441)

            Non-Controlling Interest                                                                --                       (28,889)                   (28,889)

See accompanying notes to financial statements

PACIFIC LAND & COFFEE CORPORATION

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (Deficit)

And for the Period from Inception (February 14, 2003) Through March 31, 2009

                                                  Net

                                                                                                                                      Capital                                            Stockholders’

                                                                          Preferred      Preferred        Common       Common           Addition to           Accumulated

 Equity

                                                Shares           Stock              Share               Stock                 Par Value          Deficit     (Deficit)

Balance, February 14, 2003

         0    $          0                                  $               0        $               0      $                   0

$            0

Shares issued to initial stockholders

for cash                                                                                              3,333,332               3,333

             (2,331)                      --                     1,002

Contributed Capital – Corporate

Organization and Start-up Costs, at

Inception, services and Costs at

Estimated Fair Market Value                                                                                  --

    --

1,000

                 --

            1,000

Net Loss from February 14, 2003

(Inception) to March 31, 2003                                   --

             --

   --

       --

                                             (1,195)                    (1,195)

                                                                         ______         _______      __________            ______             ________               ________                 ________

Balance, March 31, 2003                                           0                    0

           3,333,332

             3,333

(1,331)

         (1,195)

            807

Cash contributed for Working Capital

                                                          --

           --

                1,978

--

      1,978

Net Loss – Year Ended March 31, 2004                                                                  --

           --

    --

        (1,176)

     (1,176)

                                                                         ______         _______      __________            ______             ________               ________                 ________

Balance, March 31, 2004                                          0                     0          3,333,332               3,333                        647                   (2,371)                       1,609

Net Loss – Year Ended March 31, 2005

                                        --

           --

    --

        (6,695)

      (6,695)

                                                                         ______         _______      __________            ______             ________               ________                 ________

Balance, March 31, 2005                                         0                    0            3,333,332

    3,333

647

        (9,066)

     (5,086)

Net Loss – Year Ended March 31, 2006

                                         --

          --

  --

        (7,733)

     (7,733)

                                                                         ______         _______      __________            ______             ________               ________                 ________

Balance, March 31, 2006                                         0                     0

         3,333,332

     3,333

647

      (16,799)

   (12,819)

Cash contributed by shareholders

                                                                            --

           --

               3,500

                --

       3,500

Net Loss – Year Ended March 31, 2007

                                        --

           --

--

      (52,841)

   (52,841)

                                                                         ______         _______      __________            ______             ________               ________                 ________

Balance, March 31, 2007                                         0                     0          3,333,332                3,333                    4,147                  (69,640)                   (62,160)

Issuance of Preferred Shares                          900,000                900           (900,000)                (900)                                                                                           0

Issuance of Shares for Service                                                                   1,494,300                 1,495                  90,039                                                     91,534

Conversion of Debt for Shares                                                                        49,774                      50                  93,212                                                     93,262

Issuance of Shares for Merger                                                                     7,644,149

               7,644                   68,797                                                     76,441

Adjustment for Conversion of ICTI Stock                                                    892,904                   893                   42,411                                                     43,304

Adjustment for ICTI stock changes                                                                                                                     360,620                                                   360,620

Net Loss – Year Ended March 31, 2008                                                                                                                                           (328,248)                 (328,248)

                                                                         ______         _______      __________            ______             ________               ________                 ________

Balance, March 31, 2008                               900,000               900         12,514,459              12,514                659,226               (397,888)                   274,752

Adjustment for Conversion of ICTI Stock                                                    260,305                   261                    6,621                                                     6,882

Contribution of Interest earned by

     Shareholder                                                                                                                                                        6,796                                                      6,796

Transfer/Conversion difference                                                               124                   --

Net Loss – Year Ended March 31, 2009

 (1,150,761)        (1,150,761)

                                                                         ______         _______      __________            ______             ________               ________                 ________

Balance, March 31, 2009                                900,000               900

12,774,888           12,775

             672,643

              (1,548,649)

(862,331)

See accompanying notes to financial statements

                                                                                                Pacific Land and Coffee Corporation

(A Development Stage Company)

Notes to Condensed Financial Statements

March 31, 2009

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

On May 20, 2003, the Company combined with Back Channel Investments, Inc., in a reverse merger pursuant to an Agreement and Plan of Reorganization.  Back Channel acquired all the outstanding shares of common stock of the Company in exchange for 7,000,000 shares of Back Channel’s common stock.  The surviving entity is Pacific Land and Coffee Corporation.  Upon completion of the agreement, the combined Company essentially re-capitalized to have 10,000,000 shares outstanding.  No change in net book value or goodwill was recognized.  Subsequently, in August, 2007, these shares were reduced to 3,333,332 shares through a reverse stock split.  The pre-merger financial statements of Pacific Land and Coffee are now the historical financial statements of the Company.

On November 6, 2006, Alfred Coscina, a director, officer and shareholder, contributed 100% of his interest in Coscina Brothers Coffee Company, LLC, to the Pacific Land and Coffee Corporation.  Mr. Coscina did not receive any item of value in return for the capital contribution.

The financial statements have been presented to reflect activity from the wholly owned subsidiary, Coscina Brothers Coffee Company consolidated with operations of the Company for the year ended March 31, 2009.   All inter-company transactions have been eliminated.

        On December 18, 2007, the Company completed the acquisition of 70.3% of the outstanding shares of Integrated Coffee Technologies, Inc. common stock.  Integrated Technologies, Inc. was organized under the laws of the State of Delaware on June 16,1995 for the purpose of researching and developing processes related to the coffee plant industry.    The aggregate purchase price of $76,441 consisted of an aggregate of 7,644,150 shares of the Company’s common stock valued at $76,441 or $.001 per share.  (See Note 11)

       As disclosed in a Form 8-K dated December 18, 2007, the Company acquired 70.3% of the outstanding shares of Integrated Coffee Technologies, Inc. for 7,644,150 newly authorized shares of common stock, and reserved 4,355,850 additional shares for the acquisition of the remaining Integrated Coffee Technologies shares.  The Company expects that the majority, if not all, of the remaining Integrated Coffee Technologies shareholders will elect to exchange at the same exchange ratio of 3 Company shares for each 5 shares of Integrated Coffee Technologies.  As of the audit date, 1.922,015 shares of Integrated Coffee Technologies shares have been converted into 1,153,209 shares of Company stock.  An additional 3,274,981 shares of Integrated Coffee Technologies shares are owned by five investment partnerships that cannot convert into Company shares until the tax research credits they are eligible for have expired.  As all of the partnerships are controlled by owners, directors or officers of the Company those share are effectively controlled by the Company.

        Subsequent to the acquisition, Integrated Coffee Technologies sold 445,000 shares of Integrated Coffee Technologies, Inc stock for cash of $445,000. at a $1 per share.  These Integrated Coffee Technologies shareholders may also in the future have the opportunity to exchange their shares for Company shares.

       The financial statements have been presented to reflect activity from the 77.85% owned subsidiary, Integrated Coffee Technologies, Inc. from the date of transfer, December 18, 2007 through March 31, 2009 consolidated with operations of the Company for the year ended March 31, 2009.

The Company is considered a development stage company as defined in Statement of Financial Accounting Standards No. 7.  The Company has at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

(b)

Principles of Consolidation

       The consolidated financial statements include the accounts of Pacific Land & Coffee, Inc. and its wholly-owned subsidiary Coscina Brother Coffee Company and its majority-owned subsidiary Integrated Coffee Technologies, Inc. All intercompany accounts and transactions have been eliminated in consolidation.

(c)

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

(d)

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

(e)

Basic Loss Per Common Share

Basic loss per common share has been calculated based on the weighted average number of shares outstanding.  In accordance with Financial Accounting Standards No. 128, Earnings Per Share, basic loss per common share is computed using the weighted average number of common shares outstanding.  Diluted earnings per share is computed using weighted average number of common shares plus dilutive common shares equivalents outstanding during the period using the treasury stock method.  Because the Company incurred losses for the years ended March 31, 2009 and 2008, the effect of any equivalent shares for each year would be excluded from the loss per share computation since the impact would be antidilutive.  There were no common stock equivalents outstanding at March 31, 2009.

(f)

Revenue Recognition

Revenue on coffee and accessory sales is recognized as products are delivered to the customer or retailer.  That is, the arrangements of the sale are documented, the product is delivered to the customer or retailer, the pricing becomes final, and collectibility is reasonably assured.  The Company may also recognize revenue from brokered coffee sales.  This revenue is recognized when the transaction is completed based on the contract terms.  Brokered coffee sales are recorded as the net commission recognizable to the Company.

The Company records accounts receivable for sales which have been delivered but for which money has not been collected.  The balance uncollected as of March 31, 2009 was $32,706.  At March 31, 2009, the Company had an allowance for uncollectible accounts of $6,188.  The allowance for doubtful accounts, which is based upon management’s evaluation of numerous factors, including a predictive analysis of the outcome of the current portfolio and prior credit loss experience, is deemed adequate to cover reasonably expected losses inherent in the outstanding receivables.  The Company charges off uncollectible accounts when management estimates no possibility of collecting the related receivable.  For customer purchases paid in advance, the Company records a liability until products are shipped.  There was no outstanding unearned revenue from product sales as of March 31, 2009 and 2008.

(g)

Property and Equipment

Property and equipment are stated at cost.  Depreciation is provided using the straight-line method over the useful lives (5-7 years) of the related assets.  Expenditures for maintenance and repairs are charged to expenses as incurred.

(h)

Impairment of Long-lived Assets

 Long-lived tangible assets, including property, plant and equipment, and definite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset or asset groups may    not be recoverable. The Company evaluates, regularly, whether events and circumstances have occurred that indicate possible impairment and relies on a number of factors, including operating results, business plans, economic projections, and anticipated future cash flows. The Company uses an estimate of the future undiscounted net cash flows of the related asset or asset group over the remaining life in measuring whether the assets are recoverable. Measurement of the amount of impairment, if any, is based upon the difference between the asset’s carrying value and estimated fair value. See Note 4 for information regarding the asset impairment recorded as a result of specific events and changes in circumstances

.  (i) Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

       (j) Line of Credit

       The Company has a credit line with a commercial bank of $25,000 bearing a variable interest rate, which was 8.125% as of the balance sheet date, and has no stated maturity date. As of March 31, 2009, there was a  balance due on the line in the amount of $24,690.

        (k) Recently Issued Accounting Standards

In May 2008, the FASB issued SFAS 162 “The Hierarchy of Generally Accepted Accounting Principles,” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to remove the hierarchy of generally accepted accounting principles from the auditing standards. The Company does not expect the adoption of SFAS 162 to impact its results of operations, financial position or cash flows.

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires enhanced disclosures regarding derivatives and hedging activities, including: (a) the manner in which an entity uses derivative instruments; (b) the manner in which derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”; and (c) the effect of derivative instruments and related hedged items on an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. As SFAS 161 relates specifically to disclosures, it will have no impact on the Company’s results of operations, financial position or cash flows.

In December 2007, the FASB issued SFAS 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, the goodwill acquired, and any noncontrolling interest in the acquiree. This statement also establishes disclosure requirements to enable the evaluation of the nature and financial effect of the business combination and may impact the taxes on prior acquisitions. SFAS 141(R) is effective for acquisitions occurring in fiscal years beginning after December 15, 2008. We expect that SFAS 141(R) will require us to account for future acquisitions in a manner significantly different from past acquisitions.

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 will revise the treatment of noncontrolling interests in consolidated balance sheets and consolidated statements of income. Noncontrolling interests will become a part of stockholder’s equity in the consolidated balance sheets and consolidated income statements will report income attributable to the Company and to noncontrolling interests separately. SFAS 160 is effective for fiscal years beginning after December 15, 2008 and early adoption is prohibited.  Management is currently evaluating the impact of the adoption of SFAS 160 and expects the adoption to impact the Company’s results of operations, financial position and cash flows.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.” (“SFAS 159”). SFAS 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal 2008. The adoption of SFAS 159 did not have any effect on the Company’s results of operations, financial position and cash flows.

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

Note 3

Property and Equipment

Property and equipment is carried at cost and summarized as follows:

Accumulated

Cost

Depreciation

Net

Equipment

$189,158

$130,559

$ 58,599

8

For the consolidated statements presented current depreciation expense is $ 30,688.  Of the $189,158 property and equipment account $ 60,557 has been capitalized under a capital lease discussed below.  As of March 31, 2009 the total accumulated depreciation associated with the capital lease was $ 41,659.

       Note 4       Intangible Assets

Intangible assets included trademarks that have been registered with the United States Patent and Trademarks office.  Intangible assets also included the closing costs for refinancing a portion of the Company’s debt with a bank.  The costs of obtaining trademarks and closing costs were capitalized as incurred and were amortized over their estimated useful lives.  As of March 31, 2009, the Company reviewed the these intangible assets to determine if impairment had occurred and whether the economic benefit of the asset (fair value for assets to be used and fair value less disposal costs for the assets) justified its continued carrying value.  The Company determined that intangible assets totaling $1,269,226 less accumulated amortization of $628,333 did not meet these standards and in accordance with Statements on Financial Accounting Standards (SFAS) #144, have written down these assets.  The loss of $640,893 is reflected in the current year Statement of Income.

    Note 5       Payable to Jones Day

                        Jones Day, our attorneys who have been lead counsel on obtaining, registering and maintaining our patents, have accumulated billings of $552,505, including some that were converted to a note payable and accrued interest through December 18, 2007:

                                       Accounts Payables through March 31, 2008                           $  261,002

                                       Billings during the current fiscal year                                            82,265

                                       Note Payable                                                                                145,980

                                       Accrued Interest                                                                             63,258

                                                                                                                                           ------------

                                                                                                                                        $  552,505

                                                                                                                                           =======

Note 6

Long Term Debt

The Company has a capital lease due to a finance company with interest at 10% due in monthly installments of $1,289, through October, 2010.  This note is secured by the Company’s equipment.

Maturities of long- term debt are as follows:

Year Ending

   March 31

2010

$  13,832

        2011                      8,728

Total              $    22,560

Note 7

Common Stock

The Company, at inception, issued 1,000 shares of common stock to two initial stockholders at approximately $1.00 per share for a total amount of $1,002.

On May 20, 2004, the Company combined with Back Channel Investments, Inc., in a reverse merger pursuant to an Agreement and Plan of Reorganization.  Back Channel acquired all of the outstanding shares of common stock of the Company in exchange for 7,000,000 shares of Back Channel’s common stock.  Prior to the combination, Back Channel had 1,000,000 shares of common stock outstanding which were forward split on the basis of three for one.  The surviving entity is Pacific Land and Coffee Corporation.  Upon completion of the agreement, the combined Company essentially re-capitalized to have 10,000,000 shares outstanding.  In August, 2007, these shares were converted to 3,333,332 shares in a reverse stock split.

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

On August 22,2007, the Company effected a one-for-three reverse stock split of its common stock, and authorized the issuance of a class of preferred stock (1,000,000 shares) and to increase the number of authorized shares of common stock from 10,000,000 to 50,000,000.

Also, on August 22, 2007, the Company approved the issuance of Company stock to officers and directors in return for services rendered.  In post-split shares, the officers and directors receiving shares were as follows:

                       Alfred Coscina (Director)                             221,833 shares

                       Dale Nielsen (President/Director)                224,133

                       Dennis Nielsen (Director)                            223,333

On March 24, 2008, the Company also issued 125,000 shares to Tyrus C Young (Chief Financial Officer/Corporate Secretary) for services rendered.

On December 18, 2007, the Company issued 7,644,149 shares of its common stock to a corporation holding 70.3% of the then outstanding shares of Integrated Coffee Technologies, Inc.  (See Note 1)

The Company has issued 1,153,209 shares of common stock to non-controlling interest shareholders in exchange for 1,922,015 shares of Integrated Coffee Technologies stock.

Effective March 28, 2008, the Company issued 49,774 shares of common stock to extinguish all of the outstanding advances, loans and accrued interest owed to Directors and officers as of that date.

Note 8

Income Taxes

                      The provision for income taxes consists of the following:

                                                                                         2009                        2008

                                Federal

                                      Current                                 $        --                  $         --

                                      Deferred                                         --                             --

                                State

                                      Current                                    (30,494)                  (44,880)

                                      Deferred                                         --                             --

                                                                                      _______                  ______

                                Total Provision (Benefit)           $ (30,494)              $ (44,880)

                                                                                      =======                ======

The following is a summary of deferred tax balances as of March 31, 2009 and 2008 with an assumed combined federal and state tax rate of 40.4%:

                                                                                                                              2009                         2008

     Deferred Tax Asset:

             Net Operating Loss Carryforwards                                                 $    420,217                 $ 217,243

             Definite-lived Intangibles                                                                     159,766

             Accrued Rent                                                                                                                             5,193

                                                                                                                        _________                  _______

             Gross Deferred Tax Asset                                                                     579,983                    222,436

                    Less: Valuation allowance                                                                 (579,983)                 (148,614)

                           Net Deferred Tax Asset                                                                      -0-     .                    73,822

             Deferred Tax Liabilities

                    Property & Equipment, due to differences in

                     Depreciation                                                                                                                           (63,771)

                    Definite-lived Intangibles                                                                                                        (10,051)

                                                                                                                         _________                 _______

                           Deferred Tax Liability                                                                       -0-                          (73,822)

                                                                                                                                _________                 _______

                           Net Deferred Tax Asset (Liability)                                            $              -0-              $          -0-

The allowance has increased $ 431,369 from $148,614 as of March 31, 2008.

Reconciliation between income taxes at the statutory rate (40.4%) and the actual income tax provision for continuing operations follows:

                                                                                                                            2009                         2008

Expected Provision/(Benefit) [based on statutory rates]

                 $

  (417,187)            $  (150,744)

   Effect of:

Other, net

                                 (14,182)                   16,128

                      State Refundable Credit                                                                                       (30,494)                  (44,880)

                      Increase in Valuation Allowance

    431,369                   134,616

                               Provision for Income Taxes

                             $ (30,494)              $    (44,880)

The Company has net operating losses totaling $376,490, which expire through March 31, 2029.  The Company’s subsidiary, Integrated Coffee Technologies, Inc. has net operating losses totaling $ 663,651 which expire through March 31, 2029.

The Company adopted the provisions of FIN 48 on April 1, 2007.  As a result of this adoption, we have not made any adjustments to deferred tax assets or liabilities.  We did not identify any material uncertain tax position of the Company on returns that have been filed or that will be filed.  The Company has not had operations and is carrying a large Net Operating Loss as disclosed above.  Since it is not thought that this Net Operating Loss will ever produce a tax benefit, even if examined by taxing authorities and disallowed entirely, there would be no effect on the financial statements.  A reconciliation of our unrecognized tax benefits for 2008 is presented in the table below:

                                                                                               2009                           2008

     Beginning balance                                                       $       -0-                    $       -0-

     Additions based on tax positions related to

        the current year                                                                  -0-                             -0-

     Reductions based on tax positions related to

        prior years                                                                          -0-                             -0-

     Settlements with taxing authorities                                       -0-                             -0-

     Ending balance                                                             $       -0-                             -0-

The Company has filed income tax returns in the U.S.  All years prior to 2005 are closed by expiration of the statute of limitations.   The years ened March 31, 2006, 2007, and 2008 are open for examination.

The Company’s policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits within income tax expenses.  For the year ended March 31, 2009 and 2008, we did not recognize any interest or penalties, nor did we have any interest or penalties accrued as of March 31, 2009 and 2008 relating to unrecognized benefits.

Note 9

Related Party Transactions

During the year ended March 31, 2009, an officer and director advanced a total of $223,824 to the Company.   As of March 31, 2009, the Company accrued interest of $6,796 representing an imputed rate of 6% per annum.  The officer/director has contributed the accrued interest to additional paid in capital.

       Another officer advanced $ 3,326 to assist with meeting operating expenses.  This advance did not accrue any interest and will be repaid within the subsequent year.

     Note 10

Significant Concentration of Credit Risk

The Company’s concentration of activities is primarily in the State of Hawaii.  The Company sells a significant amount of coffee acquired from Hawaiian suppliers.  Accordingly, should the Company’s suppliers in this region experience economic difficulties; it would be detrimental to the Company.

        As of March 31, 2009 and 2008, the 5 largest customers in the aggregate accounted for 45% and 45%, respectively, of total revenues. If one or more of the Company’s significant customers were to become insolvent or were otherwise unable to pay for the coffee products provided, it would have a material adverse effect on the Company’s financial condition and results of operations.

    Note 11

Lease Obligation

The lease agreement was part of the liabilities associated with the consolidation of Coscina Brothers Coffee, LLC that took place on ovember 6, 2006. The office lease expires on November 3, 2009 with current base monthly rent of $4,140. Office rent expense for the year ending March 31, 2009 and 2008 was $65,152 and $47,120, respectively.

The lease agreement was part of the liabilities associated with the consolidation of Integrated Coffee Technologies, Inc. that took place on December 18, 2007. The office lease was scheduled to expire December 31, 2010 with current base monthly rent of $ 8,442, however, effective February 28, 2009, by mutual agreement with the landlord, the property was relinquished.  Office rent expense for the year ending March 31, 2009 and 2008 was $ 97,946 and $ 28,814, respectively.

Future minimum lease payments required by operating leases that have initial or remaining non-cancellable lease terms extending beyond March 31, 2009, are limited to the period from April 1, 2009 through November 3,  2009 of which the minimum lease payments due total $24,840.

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

OTHER INFORMATION. Not Applicable.

PART III

Item 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors and Executive Officers

The members of the Board of Directors of Pacific Land and Coffee serve until the next annual meeting of stockholders, or until their successors have been elected.  The officers serve at the pleasure of the Board of Directors.  The following are the directors and executive officers of Pacific Land and Coffee since its inception on February 14, 2003.  They devote substantial time to Pacific Land and Coffee.

               John L. Hales                                      Chief Executive Officer and Director

Dale G. Nielsen

President and Director

Tyrus C. Young

Chief Financial Officer and Secretary

               John L. Hales, 57, has founded, managed and directed several international companies.  He has been active with Integrated Coffee Technologies for the past 11 years.

Dale G. Nielsen, 59, has been president of General Pacific, Inc., for more than the past five years.  General Pacific, Inc. consults on real estate, retailing and telecommunications.

Tyrus C. Young, 51, formerly owned and operated a Certified Public Accounting firm specializing in audits of companies in regulated industries and currently heads a business management firm in Honolulu, HI.

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

Until we obtain funding, officers are devoting most of their time to other employment and are serving without compensation.  Following funding we expect that the aggregate monthly compensation for management will be $100,000.

Summary Compensation Table

ANNUALCOMPENSATION

LONG TERM COMPENSATION

Name and

Other nnual

Awards

Payouts

All

rincipal Position            Year

Salary

Bonus

Compensation

Other

Restricted

              Securities

 LTIP

Compensation

                       Stock

             Underlying

Payouts ($)

                  Awards ($)

               Options SARs(#)

 Dale G. Nielsen

2009

$

0

0

          0

0

0

0

0

 President/Director

2008

        0

0

0

0

0

0

2007

0

0

          0

0

0

0

0

Alfred Coscina

2009

$

0

            0

          0

0

0

 Director

2008

0

0

0

  0

   0

0                  0

2007

0

0

0

  0

   0

0

0

 John L. Hales                                                 2009                                      0                                0                                        0                                 0                      0                                       0                   0

   Chief Executive Officer/Director               2008                                      0                                0                                        0                                 0                      0                                       0                   0

                                                                         2007                                      0                                0                                        0                                 0                      0                                       0                   0

Tyrus C. Young                                              2009                                32,375                              0                                        0                                 0                      0                                       0                   0

   Chief Financial  Officer                               2008                                4,200                               0                                        0                                 0                      0                                       0                   0

                                                                         2007                                      0                                0                                        0                                 0                      0                                       0                   0

Back Channel Investments, which later acquired Pacific Land & Coffee Corporation, by resolution of its Board of Directors and stockholders, adopted a 1994 Stock Option Plan (the "Plan") on April 20, 1994.   The Plan enables the Company to offer an incentive based compensation system to employees, officers and directors and to employees of companies who do business with the Company.

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

Item 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information relating to the beneficial ownership of Company common stock as of March 31, 2009 by  (i) each person known by Pacific Land and Coffee to be the beneficial owner of more than 5% of the outstanding shares of common stock  and (ii) each of Pacific Land and Coffee's directors and executive officers.  Unless otherwise noted below, Pacific Land and Coffee believes that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.  For purposes hereof, a person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof upon the exercise of warrants or options or the conversion of convertible securities.  Each beneficial owner's percentage ownership is determined by assuming that any warrants, options or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days from the date hereof, have been exercised.

Name and Address

    Preferred Stock   Percentage

Common Stock   Percentage

Dennis Nielsen, Chairman                                      --                         --                                               1,500,000               11.74%

Dale G. Nielsen                                                    450,000                50%

         568,600                      4.5%

Albert Coscina

450,000                50%

         568,600                      4.5%

John L. Hales (1)                                                                                                                                514,733                         4.0%

Tyrus C. Young (1)

        125,000                        .98%

All officers and directors

  as a group (4 persons)                                  900,000               100%

                                               3,276,933

                  25.71%

Tahoe Investments                                             --                                                                              7,644,149                   59.84%

Except as otherwise noted, shares are owned beneficially and of record, and such record shareholder has sole voting, investment, and dispositive power.

Each share of Preferred Stock has ten voting rights but is convertible into one share of common stock.

Shares owned by Dennis Nielsen include 1,000,000 shares owned by Dennis Nielsen and 500,000 shares held by World Link, LLC, which is controlled by him.  Dennis and Dale Nielsen are brothers.

Shares owned by John L. Hales include 414,425 shares held of record by Sorbus Associates, SA, a corporation controlled by Mr. Hales.

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Back Channel Investments, Inc. was organized as a Delaware corporation on April 21, 1994 to seek out an advantageous acquisition. On May 20, 2003, Back Channel Investments, Inc. acquired all of the capital stock of Pacific Land and Coffee Corporation, a Hawaii corporation, in exchange for 7,000,000 shares of newly issued common stock of Back Channel Investments, Inc.. Prior to the exchange Back Channel Investments, Inc. had 3,000,000 shares outstanding (after giving effect to a three-for-one forward stock split).  As a result, there are 10,000,000 shares outstanding.   In August, 2007, these shares were converted to 3,333,332 shares in a reverse stock split.

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

We subleased a roaster facility in Hawaii from Coscina Brothers Coffee, LLC, a limited liability company owned by Alfred

Coscina, an officer and director.  No usage occurred under this lease.  The sublease was terminated in November, 2006 upon the acquisition of Coscina Brothers.  The acquisition was effected as a contribution to capital by Mr. Coscina, no additional consideration being paid therefor.

During the year ended March 31, 2007, Dale Nielsen and Alfred Coscina sold 7,000 shares at a price of $.50 per share and contributed the proceeds to the Company.

On March 31, 2008, we issued restricted shares of common stock at $2.00 per share to the following persons:  10,000 shares to Sorbus Associates, SA, an entity controlled by Mr. Hales, for $20,000 cash; 13,450 shares to Mr. Coscina for advances on his credit card of $26,900; 22,160 and 4,160 to Dale Nielsen and Alfred Coscina, respectively, for notes payable of $44,324 and $8,324 including accrued interest.  On March 24, 2008, we issued 125,000 shares to Mr. Young for services rendered valued at $9,375.  These shares are believed to be exempt under Section 4(2) in private transactions and not a public offering because they were effected without any public solicitation and were offered and sold exclusively to officers and directors and/or their affiliates.

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

31. Chief Executive Officer and Chief Financial Officer - Rule 13a-15(e) Certification. Filed herewith.

32. Chief Executive Officer and Chief Financial Officer - Sarbanes-Oxley Act Section 906 Certification. Filed here with

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

Incorporated by reference to the Current Report on Form 8-K dated November 6, 2006.

(b)

Reports on Form 8-K.- None

Item 14. Principal Accountant Fees and Services.

Audit Fees

Our  principal  accountants,  Mantyla, McReynolds LLC,  billed us $ 68,204 and $37,860 for audit fees and review of quarterly  filings in the fiscal years ended  March 31, 2009 and 2008, respectively.

There were $ 21,418 and $ 26,593, respectively paid in audit related fees, tax fees and all other  fees to Mantyla McReynolds, LLC  during the year  ended  March 31, 2009 and 2008.

Audit Committees pre-approval policies and procedures.

We do not have an audit committee.  Our engagement of Mantyla McReynolds LLC was approved by the Board of Directors.  No services described in Item 9(e)(2) through 9(e)(4) of Schedule 14A were performed by our auditors.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on July XX  , YYYY

PACIFIC LAND AND COFFEE CORPORATION

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