Form 10-Q
period 2009-06-30
PACIFIC LAND & COFFEE CORP
filed 2009-08-14
CIK 1092791

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

[ x ]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

             SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant (i) has filed all reports required to be filed  by Section 13, or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months  (or for shorter period that the registrant was required to file such reports) and (ii) has been  subject to such filing requirements for the past 90 days.  Yes  [X]    No  [   ]

Indicate by check mark  whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  [   ]    No  [X]

 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

     Common Stock, $.001 par value                                                                                  12,744,888

     Title of Class                                                                                                                              Number of Shares outstanding

                                                                                                                                                                at June 30, 2009

PACIFIC LAND & COFFEE CORPORATION

(A Development Stage Company)

CONSOLIDATED BALANCE SHEET

(Unaudited)

ASSETS

June 30,

March 31,

2009

2009

Unaudited

Audited

Current Assets

Cash in Bank

$

14,271

$

10,313

Accounts Receivable, less allowance for doubtful

  Accounts of $4,033 and $6,188

10,975

26,518

Other Receivable

--

1,064

Income Tax Receivable

--

30,494

Total Current Assets

25,246

68,389

Fixed Assets

Equipment

189,157

189,158

Less:  Accumulated Depreciation

(137,239)

(130,559)

Total Fixed Assets

51,918

58,599

Other Assets

Rent Deposit

5,408

5,408

Total Other Assets

5,408

5,408

TOTAL ASSETS

82,572

132,396

The accompanying notes are an integral part of the financial statements.

PACIFIC LAND & COFFEE CORPORATION

(A Development Stage Company)

CONSOLIDATED BALANCE SHEET

(Unaudited)

LIABILITIES & STOCKHOLDERS DEFICIT

June 30,

March 31,

2009

2009

Unaudited

Audited

Current Liabilities

Accounts payable

$

138,408

$

152,165

Credit Line

24,690

24,960

Payroll & Excise Taxes Payable

10,709

15,657

Payable – Jones Day

552,505

552,505

Current Portion of Long Term Debt – Note 5

14,181

13,832

Shareholder Advances

264,422

227,150

Total Current Liabilities

1,004,915

985,999

Long Term Liabilities

Note Payable – net of current portion – Note 5

5,049

8,728

Total Long Term Liabilities

5,049

8,728

Stockholders’ Deficit

Preferred Stock – 1,000,000 shares authorized;

  par value of $.001 per share; 900,000 shares

  issued and outstanding

900

900

Common Stock – 50,000,000 shares authorized;

  par value of $.001 per share; 12,774,888 shares

  issued and outstanding

12,775

12,775

Capital in excess of par value

672,643

672,643

Deficit accumulated during the development stage

(1,613,710)

(1,548,649)

Total Stockholders’ Deficit

(927,392)

(862,331)

TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT

$

82,572

$

132,396

The accompanying notes are an integral part of the financial statements.

PACIFIC LAND & COFFEE CORPORATION

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended June 30, 2009 and 2008

And for the Period from Inception (February 14, 2003) Through June 30, 2009

February 14

For the Three Months Ended

2003

June 30

Through June 30

2009

2008

2009

Revenues

Sales

$

95,616

$

78,006

$

894,682

Total Revenues

95,616

78,006

894,682

Cost of Sales

72,295

44,562

587,873

Gross Profit

23,321

33,444

306,809

General & Administrative Expenses

87,803

162,362

1,469,346

Definite-lived Intangible Impairment Charges

0

0

640,893

Total Operating Expenses

87,803

162,362

2,110,239

Net Loss from Operations

(64,482)

(128,918)

(1,803,430)

Other Income (Expense):

Interest Expense

(579)

(831)

(37,712)

Total Other Income (Expense)

(579)

(831)

(37,712)

Net loss before Non-controlling interest

(65,061)

(129,749)

(1,841,142)

Non-Controlling Interest

0

22,172

152,058

Loss before Income Tax

(65,061)

(107,577)

(1,689,084)

Provision for Income Tax (Benefit)

0

0

(75,374)

Net Loss

$

(65,061)

$

(107,577)

$

(1,613,710)

Net Loss per Share

$

(0.01)

$

(0.01)

$

(0.29)

Weighted Average Shares Outstanding

12,774,888

12,514,455

5,558,981

The accompanying notes are an integral part of these financial statements.

PACIFIC LAND & COFFEE CORPORATION

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended June 30, 2009 and 2008

And for the Period from Inception (February 14, 2003) Through June 30, 2009

February 14

For the Three Months Ended

2003

June 30

Through June 30

2009

2008

2009

Cash Flows from Operating Activities

Net Loss

$

(65,061)

$

(107,577)

$

(1,613,710)

Adjustments to reconcile net loss to net cash provided

  By operating activities

Depreciation & amortization

6,681

30,258

176,149

Net loss (gain) on disposal of leasehold improvements

--

--

809

Definite-lived intangible impairment charges

--

--

640,893

Non-controlling interest adjustment

--

(22,172)

(159,080)

Common Stock issued for payment of fees

--

--

128,783

Common Stock issued for conversion of subsidiary stock

--

--

6,881

Contribution of interest on advances by officer

--

--

6,796

Contributed Capital – noncash fair market value of start-up

  and organization services and costs

--

--

1,000

Change in operating assets and liabilities:

  (Increase) Decrease in Accounts receivable, net

15,543

4,277

20,666

  (Increase) Decrease in Related party receivable

--

--

1,039

  (Increase) Decrease in Income tax receivables

30,494

--

--

  (Increase) Decrease in Rent deposit

--

--

5,248

  (Increase) Decrease in Other receivable

1,064

--

29,600

  Increase (Decrease) in Accounts payable

(13,757)

60,912

(93,189)

  Increase (Decrease) in Jones-Day payable

--

--

82,266

  Increase (Decrease) in Payroll and excise tax payable

(4,948)

8,788

10,431

  Increase (Decrease) in Accrued interest

--

--

4,648

Net Cash Used by Operating Activities

(29,984)

(25,514)

(750,770)

Cash Flow from Investing Activities

0

0

0

Net Cash Used by Investing Activities

0

0

0

Cash Flow from Financing Activities

Net proceeds from credit line

--

4,800

221

Proceeds from the sale of stock/contributed cash

--

--

471,480

Proceeds from notes payable – related party

--

--

49,700

Proceeds from advances from officer (net)

37,272

20,000

298,962

Repayments of long term note payable

(3,330)

(4,297)

(31,584)

Repayments of note payable – related party

--

--

(328,278)

Net Cash Provided (Used) by Financing Activities

33,942

20,503

460,501

Net Increase (Decrease) in Cash

3,958

(5,011)

(290,269)

Beginning Cash Balance

10,313

18,542

0

Cash acquired in merger with Coscina Brothers Coffee Co.

--

--

1,418

Cash acquired in merger with Integrated Coffee Technologies

--

--

303,122

Ending Cash Balance

$

14,271

$

13,531

$

14,271

Supplemental Disclosure of Cash Flow Information

Cash paid during the year for interest

$

579

$

114,822

Cash paid during the year for income taxes

--

--

Business Acquisitions

Fair value of assets acquired

$

--

$

--

$

1,275,343

Issuance of debt assumption of liabilities

--

--

(1,170,013)

Common stock issued at acquisition

--

--

(76,441)

Non-Controlling interest

--

--

(28,889)

The accompanying notes are an integral part of these financial statements.

Pacific Land and Coffee Corporation

(A Development Stage Company)

Notes to Condensed Financial Statements

June 30,  2009

Note 1       Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement have been included.  The results of operations for the three months ended June 30, 2009 are not necessarily indicative of results that may be expected for the full year ending March 31, 2010.  For further information, refer to the consolidated financial statements and footnotes thereto including the Pacific Land and Coffee Corporation Annual Report on Form 10-K for the year ended March 31, 2009 as filed with the U.S. Securities and Exchange Commission (“SEC”).

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

Note 3       Property and Equipment

Property and equipment is carried at cost and summarized as follows:

Accumulated

Cost

Depreciation

Net

Equipment

$

189,157

$

(137,239)

$

51,918

                      Total

$ 189,157

$

(137,239)

$

51,918

For the three months ended June 30, 2009, depreciation expense is $ 6,681.  The equipment was part of the assets consolidated into the Company and the current statements only reflect a portion of the total depreciation expense on the equipment for the current year.  Of the $189,157 property and equipment account $60,557 has been capitalized under a capital lease discussed below.  As of June 30, 2009 the total accumulated depreciation associated with the capital lease was $ 44,687.

Note 4       Payable – Jones Day

                  Jones Day, our attorneys who have been lead counsel on obtaining, registering and maintaining our patents, have accumulated billings of $552,505, including some that were converted to a note payable and accrued interest through December 18, 2007:

                                       Accounts Payables through June 30, 2009                               $  343,267

                                       Note Payable                                                                                145,980

                                       Accrued Interest                                                                             63,258

                                                                                                                                           ------------

                                                                                                                                        $  552,505

                                                                                                                                           =======

Note 5       Long Term Debt

                  The Company has a capital lease due to a finance company with interest at 10% due in monthly installments of $1,289, through October, 2010.  This note is secured by the Company’s equipment.

                  Maturities of long- term debt are as follows:

                                                          Year Ending

                                                                         June 30,

2009                       $ 14,181

2010                            5,049

2011                             -0-

------------

                                                     Total                              $ 19,230

 =======

Note 6       Related Party Transactions

                  One officer of the Company has advanced personal funds to the Company to assist in meeting operating cash needs.  There are no stated terms for these advances.  At June 30, 2009, the Company owed him $ 264,422.

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

In May 2009, the FASB issued Statement No. 165, “Subsequent Events” (“SFAS 165”), which establishes general standards of accounting for, and requires disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  SFAS 165 is effective for fiscal years and interim periods ending after June 15, 2009. We adopted the provisions of SFAS 165 for the quarter ended June 30, 2009 and have evaluated any subsequent events through the date of this filing.  We do not believe there are any material subsequent events which would require further disclosure.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles. This standard replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and nonauthoritative. The FASB Accounting Standards Codification (the “Codification”) will become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009.  We will begin to use the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the fourth quarter of fiscal 2009.  As the Codification was not intended to change or alter existing GAAP, it will not have any impact on our financial statements

Item 2        MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND    FINANCIAL CONDITION

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

Management’s experience in the coffee industry is that as typical of coffee brokerage and small specialty coffee operations; we do not have long term sales contracts. We do not have any written contracts for the sale of our product.  We produce and ship as purchase orders are received.  Because coffee prices are variable and demand can also be variable, we believe that selling under long term contracts would not be practicable in our industry.  Our invoices are due net 30 days.  The sales in the quarter ended June 30, 2009 were $ 95,616, compared to $ 78,006 for the same period in 2008.  The gross margin as a percentage of sales decreased from 43% to 24% due to cost increases from suppliers not passed on to customers as well as an increase in sales of products with lower margins.

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

                        our ability to complete development of our tropical plant varieties;

                        the impact of rapid and persistent fluctuations in the price of coffee beans;

           general economic conditions and conditions which affect the market for coffee and coffee producers;

                        our success in implementing our business strategy or introducing new products;

                        our ability to attract and retain customers;

                        the effects of competition from other coffee manufacturers and other beverage alternatives;

                        changes in tastes and preferences for, or the consumption of, coffee;

                        our ability to obtain additional financing; and

                        other risks which we may not be currently aware of.

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

The accounting policies that we follow are set forth in Note 1 to our audited financial statements as of March 31, 2009. These accounting policies conform to accounting principles generally accepted in the United States, and have been consistently applied in the preparation of the financial statements.

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

Item 4T. Controls and Procedures.   Disclosure Controls and Procedures Evaluation of disclosure controls and procedures.

 The Company's principal executive officer and its principal financial officer conducted an evaluation of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d -14 (c) as of June 30, 2009. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to the Company, including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to management, including our principal executive officer/principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected

Changes in internal controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the date of their evaluation.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS – None

Item 1A. RISK FACTORS – Not applicable

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

                                                                                    PACIFIC LAND AND

                                                                                    COFFEE CORPORATION

Date:    August  13, 2009                                                By:/s/ Tyrus C. Young

                                                                                           Tyrus C. Young

                                                                                           Chief Financial Officer

                                                                                           (chief financial officer

                                                                                           and accounting officer and

                                                                                           duly authorized officer)