Form 10-Q
period 2009-09-30
PACIFIC LAND & COFFEE CORP
filed 2009-11-17
CIK 1092791

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

[ x ]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

             SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 2009

[   ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

             SECURITIES EXCHANGE ACT OF 1934 for the transition period from

             ____________   to   ______________

             Commission File Number 0-30595

PACIFIC LAND & COFFEE CORPORATION

(Exact Name of small business issuer as specified in the charter)

                               Delaware                                                                              33-0619256

                       (State or other Jurisdiction of                                                                ( IRS Employer Identification No.)

                              Incorporation or Organization)

1818 Kahai St., Honolulu, HI  96819

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

Non-Accelerated Filer     ☐                                                  Smaller reporting Company   ☒

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

     Title of Class                                                                                                                              Number of Shares outstanding

                                                                                                                                                                at September 30, 2009

______________________________________________________________________________________________________________________________________

PACIFIC LAND & COFFEE CORPORATION

(A Development Stage Company)

CONSOLIDATED BALANCE SHEET

ASSETS

September 30,

March 31,

2009

2009

Current Assets

Unaudited

Audited

Cash in Bank

$

4,328

$

10,313

Accounts allowance for doubtful accounts

of $4,835 and $6,188

22,979

26,518

Other Receivable

0

1,064

Income Tax Receivable

0

30,494

Total Current Assets

$

27,307

$

68,389

Fixed Assets

Equipment

$

189,157

$

189,158

Less:  Accumulated Depreciation

(143,920)

(130,559)

Total Fixed Assets

45,237

58,599

Other Assets

Rent Deposit

5,408

5,408

Total Other Assets

5,408

5,408

TOTAL ASSETS

$

77,952

$

132,396

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts Payable

$

137,848

$

152,165

Credit Line

24,690

24,690

Payroll & Excise Taxes Payable

15,519

15,657

Payable – Jones Day

552,505

552,505

Current Portion of Long Term Debt – Note 5

14,538

13,832

Shareholder Advances

302,462

227,150

Total Current Liabilities

1,047,562

985,999

Long Term Liabilities

Note Payable – net of current portion – Note 5

1,278

8,728

Total Long Term Liabilities

1,278

8,728

Stockholders’ Deficit

Preferred Stock – 1,000,000 shares authorized;

   par value of $.001 per share, 900,000 shares

   issued and outstanding

900

900

Common Stock – 50,000,000 shares authorized;

   par value of $.001 per share; 12,774,888 shares

   issued and outstanding

12,775

12,775

Capital in excess of par value

631,067

631,067

Deficit accumulated during the development stage

(1,502,139)

(1,400,034)

Total Pacific Land and Coffee Stockholders’ Equity (Deficit)

(857,397)

(755,292)

Non-Controlling Interest

(113,491)

(107,039)

Total Stockholders’ Deficit

(970,888

(862,331)

TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT

$

77,952

$

132,296

The accompanying notes are an integral part of the financial statements.

________________________________________________________________________________________________________________________

PACIFIC LAND & COFFEE CORPORATION

(A Development Stage Company)

CONSOLIDATED STATEMENT OF OPERATIONS

For the Three and Six Months Ended September 30, 2009 and 2008

and for the Period from Inception (February 14,2003) Through September 30, 2009

February 14,

For the Three Months Ended

For the Six Months Ended

2003, Through

September 30,

September 30,

September 30,

Revenues

2009

2008

2009

2008

2009

Sales

$

104,385

$

70,189

$

200,001

$

148,194

$

999,067

Total Revenues

104,385

70,189

200,001

148,194

999,067

Cost of Sales

63,423

47,312

135,718

91,873

651,296

Gross Profit

40,962

22,877

64,283

56,321

347,771

General & Administrative Expenses

79,246

198,540

170,583

360,902

1,552,126

Definitive-lived Intangible Impairment

  Charges

0

0

0

0

640,893

Total Operating Expenses

79,246

198,540

170,583

360,902

2,193,019

Net Loss from Operationgs

(38,284)

(175,663)

(106,300)

(304,581)

(1,845,248)

Other Income (Expense):

  Interest Expense

(1,678)

(649)

(2,257)

(1,479)

(39,390)

Total Other Income (Expense)

(1,678)

(649)

(2,257)

(1,479)

(39,390)

Net Loss before Income Taxes

(39,962)

(176,312)

(108,557)

(306,060)

(1,884,638)

Provision for Income Tax (Benefit)

0

0

0

0

(75,374)

Net Income (Loss)

(39,692)

(176,312)

(108,557)

(306,060)

(1,809,264)

Net Income Attributable to

  Non-Controlling Interest

787

25,290

6,452

47,461

307,125

Net Loss

$

(39,175)

$

(151,022)

$

(102,105)

$

(258,599)

$

(1,502,139)

Net Loss per Share

$

(0.003)

$

(.012)

$

(0.008)

$

(0.020)

$

(0.258)

Weighted Average Shares Outstanding

12,774,888

12,760,420

12,774,888

12,677,540

5,833,305

The accompanying notes are an integral part of the financial statements.

________________________________________________________________________________________________________________

PACIFIC LAND & COFFEE CORPORATION

(A Development Stage Company)

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Six Months Ended September 30, 2009 and 2008

and for the Period from Inception (February 14,2003) Through September 30, 2009

February 14,

For the Six Months Ended

2003, Through

September 30,

September 30,

Cash Flows from Operating Activities

2009

2008

2009

Net Loss

$

(102,105)

$

(258,599)

$

(1,502,139)

Adjustments to reconcile net loss to net cash provided by operating activities

Depreciation & Amortization

13,361

60,651

182,829

Net loss (gain) on disposal of leasehold improvements

--

--

809

Definite-lived intangible impairment charges

--

--

640,893

Non-controlling interest adjustment

(6,452)

(47,461)

(307,125)

Common Stock Issued for payment of fees

--

--

128,783

Contribution of interest on advances by officer

--

--

6,796

Contributed Capital – noncash fair market value of start-up

and organization services and costs

--

--

1,000

Change in operating assets and liabilities

Accounts receivable, net

3,539

3,616

8,521

Related party receivables

--

--

1,039

Other receivable

1,064

--

29,600

Income tax receivables

309,494

44,880

0

Rent Deposit

--

--

5,248

Accounts payable

(14,317)

48,751

(93,479)

Jones-Day payable

--

--

82,266

Payroll and excise tax payable

(137)

4,778

15,242

Accrued interest

--

--

4,649

Net Cash Used by Operating Activities

(74,533)

(143,384)

(795,339)

Cash Flow from Investing Activities

0

0

0

Net Cash Used by Investing Activities

0

0

0

Cash Flow from Financing Activities

Net proceeds from credit line

--

4,737

221

Proceeds from the sale of stock/contributed cash

--

--

471,480

Proceeds from notes payable – related party

--

--

49.700

Proceeds from advances from officer (net)

75,312

141,500

337,002

Repayments of long term note payable

(6,744)

(7,391)

(34,998)

Repayments of note payable – related party

--

--

(328,278)

Net Cash Provided (Used) by Financing Activities

68,568

138,846

495,127

Net Increase (Decrease) in Cash

(5,985)

(4,538)

(300,212)

Beginning Cash Balance

10,313

18,542

0

Cash acquired in merger with Coscina Brothers Coffee Co.

0

0

1,418

Cash acquired in merger with Integrated Coffee Technologies

0

0

303,122

Ending Cash Balance

$

4,328

$

14,004

$

4,328

Supplemental Disclosure of Cash Flow Information

Cash paid during the year for interest

1,677

3,573

Cash paid during the year for income taxes

Business Acquisitions

Fair value of assets acquired

$

--

$

--

$

1,275,343

Issuance of debt/assumption of liabilities

--

--

(1,170,013)

Common Stock issued at Acquisition

--

--

(76,441)

Non-Controlling Interest

--

--

(28,889)

The accompanying notes are an integral part of the financial statements.

____________________________________________________________________________________________________________________

Pacific Land and Coffee Corporation

(A Development Stage Company)

Notes to Condensed Financial Statements

September 30, 2009

     Note 1  Interim Financial Statements

      The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2009, and the results of operations and cash flows for the six months ended September 30, 2009 and for the period from inception thru September 30, 2009.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s March 31, 2009 audited financial statements.  The results of operations for the six months ended September 30, 2009, are not necessarily indicative of the results of operations to be expected for the full fiscal year.

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

           Note 3  Property and Equipment

            Property and equipment is carried at cost and summarized as follows:

Accumulated

Cost

Depreciation

Net

Equipment

$

189,157

$

(143,920)

$ 45,237

                      Total

$ 189,157

$

(143,920)

$

45,237

For the six months ended September 30, 2009, depreciation expense is $ 13,361.  Of the $189,157 property and equipment account $60,557 has been capitalized under a capital lease discussed below.  As of September 30, 2009 the total accumulated depreciation associated with the capital lease was $ 51,573.

             Note 4  Payable – Jones Day

                  Jones Day, our attorneys who have been lead counsel on obtaining, registering and maintaining our patents, have accumulated billings of $552,505, including some that were converted to a note payable and accrued interest through December 18, 2007:

                                       Accounts Payables through September 30, 2009                     $  343,267

                                       Note Payable                                                                                145,980

                                       Accrued Interest                                                                             63,258

                                                                                                                                           ------------

                                                                                                                                        $  552,505

                                                                                                                                           =======

           Note 5  Long Term Debt

                  The Company has a capital lease due to a finance company with interest at 10% due in monthly installments of $1,289, through October, 2010.  This note is secured by the Company’s equipment.

                  Maturities of long- term debt are as follows:

                                                        Year Ending

                                                                     September 30,

2010                       $ 14,538

2011                            1,278

------------

                                                     Total                              $ 15,816

 =======

                                                5

______________________________________________________________________

     Note 6  Related Party Transactions

                  One officer of the Company has advanced personal funds to the Company to assist in meeting operating cash needs.  There are no stated terms for these advances, and it is anticipated at a future date that the advances will be converted to shares of common stock, though the timing and amount of such conversion is indeterminable at this time.  At September 30, 2009, the Company owed him $ 302,462.

           Note 7 Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS 168”). The FASB Accounting Standards Codification TM, (“Codification”) became the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of SFAS 168, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative.

Following SFAS 168, the FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead, it will issue Accounting Standards Updates (ASU’s). The FASB will not consider ASU’s as authoritative in their own right; rather these updates will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification. SFAS No. 168 is incorporated in ASC Topic 105, Generally Accepted Accounting Principles. The Company adopted SFAS No. 168 in its financial statements for the quarter ended September 30, 2009, and the Company will provide reference to both the Codification topic reference and the previously authoritative references related to Codification topics and subtopics, as appropriate.

In May 2009, the FASB issued FASB ASC 855-10-25 (Prior authoritative literature: FASB Statement 165, Subsequent Events). FASB ASC 855-10-25 provides guidance on management’s assessment of subsequent events and incorporates this guidance into accounting literature. FASB ASC 855-10-25 is effective prospectively for interim and annual periods ending after June 15, 2009. The implementation of this standard did not have a material impact on the Company’s financial position and results of operations. The Company has evaluated subsequent events through November 16, 2009, the date of issuance of the Company’s financial position and results of operations.

            Certain amounts for the six months ended September 30, 2009, and at March 31, 2009, have been revised.  The Company adopted FASB Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“FAS 160”), which requires that the noncontrolling interests to be classified as a separate component of net income and stockholder’s equity.  FAS 160 is effective for the Company’s fiscal year beginning April 1, 2009.

                                                                                                                          6

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

Management’s experience in the coffee industry is that as typical of coffee brokerage and small specialty coffee operations, we do not have long term sales contracts. We do not have any written contracts for the sale of our product.  We produce and ship as purchase orders are received.  We must wait for future purchase orders to make sales in the future. Because coffee prices are variable and demand can also be variable, we believe that selling under long term contracts would not be practicable in our industry.  Our invoices are due net 30 days, but currently we are receiving payment immediately on shipment. The sales in the quarter and for the six months ended September 30, 2009 were $ 104,385 and $ 200,001, respectively, compared to $ 70,189 and $ 148,194 for the same periods in 2008.  The gross margin as a percentage of sales increased from 38% to 39% due to better purchasing efficiency. Our general and administrative expenses primarily consisted of legal and professional fees related to our status as a public company.

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

 We do not have any agreements or understandings with respect to sources of capital.  We have not identified any potential sources.  Investors cannot expect that we will be able to raise any funds whatsoever. Even if we are able to find one or more sources of capital, it is likely that we will not be able to raise the entire amount required initially, in which case our development time will be extended until such full amount can be obtained.  Even if we are successful in obtaining the required funding, we probably will need to raise additional funds at the end of 12 months.

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

Since we have not yet generated significant and consistent revenues, we are a development stage company as that term is defined in paragraphs 8 and 9 of SFAS No. 7.  Our activities to date have been limited to seeking capital; seeking supply contracts and development of a business plan.  Our auditors have included an explanatory paragraph in their report on our audited financial statements as of March 31, 2009, relating to the uncertainty of our business as a going concern, due to our lack of operating history or current revenues, its nature as a start up business, management's limited experience and limited funds.  We do not believe that conventional financing, such as bank loans, is available to us due to these factors.  Management believes that it will be able to raise the required funds for operations from one or more future offerings, in order to effect our business plan.   No terms have been discussed, and we cannot predict the price or terms of any offering nor the amount of dilution existing shareholders may experience as a result of such offering.

________________________________________________________________________________________________________________

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

                                                                                                               8

_____________________________________________________________________________________________________________________

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.   As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4T. Controls and Procedures.   Disclosure Controls and Procedures Evaluation of disclosure controls and procedures.

 The Company's principal executive officer and its principal financial officer, based on their evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d -14 (c)) as of June 30, 2008. , Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to the Company, including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to management, including our principal executive officer/principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

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

32. Certification pursuant to 18 U.S.C. Section 1350 of Dennis Nielsen and Tyrus C. Young

____________________________________________________________________________________________________

                                                               SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                                    PACIFIC LAND AND

                                                                                           COFFEE CORPORATION

Date:    November  16, 2009                                                By:/s/ Tyrus C. Young

                                                                                           Tyrus C. Young

                                                                                           Chief Financial Officer

                                                                                           (chief financial officer

                                                                                           and accounting officer and

                                                                                           duly authorized officer)

6