Form 10-Q
period 2009-12-31
PACIFIC LAND & COFFEE CORP
filed 2010-02-16
CIK 1092791

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

[ x ]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

             SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended December 31, 2009

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

     Title of Class                                                                                                                              Number of Shares outstanding

                                                                                                                                                                at December 31, 2009

PACIFIC LAND & COFFEE CORPORATION
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET
(Unaudited)

ASSETS

	December 31,	March 31,
	2009	2009
	Unaudited	Audited
Current Assets
Cash in Bank	3,839	10,313
Accounts allowance for doubtful accounts of $7,550 and $ 6,188	55,840	26,518
Other Receivable	0	1,064
Income Tax Receivable	0	30,494
	----------------	---------------
Total Current Assets	59,679	68,389
	----------------	--------------

Fixed Assets
Equipment	189,157	189,158
Less: Accumulated Depreciation	(147,047)	(130,559)
	----------------	---------------
Total Fixed Assets	42,110	58,599
	----------------	---------------

Other Assets
Rent Deposit	3,979	5,408
	----------------	----------------
Total Other Assets	3,979	5,408
	----------------	----------------

TOTAL ASSETS	105,768	132,396
	========	========

The accompanying notes are an integral part of the financial statements

LIABILITIES & STOCKHOLDER'S DEFICIT

	December 31	March 31,
	2009	2009
	Unaudited	Audited

Current Liabilities
Accounts Payable	140,176	152,165
Credit Line	24,690	24,690
Deferred Revenue	23,517	0
Payroll & Excise Taxes Payable	21,312	15,657
Payable - Jones Day	552,505	552,505
Current Portion of Long Term Debt - Note	13,028	13,832
Shareholder Advances	323,868	227,150
	----------------	----------------
Total Current Liabilities	1,099,096	985,999
	----------------	----------------

Long Term Liabilities
Note Payable - net of current portion - Note	0	8,728
	----------------	---------------
Total Long Term Liabilities	0	8,728
	----------------	---------------

Stockholder's Deficit
Preferred Stock - 1,000,000 shares authorized;
Par value of $.001 per share; 900,000 shares
issued and outstanding	900	900
Common Stock - 50,000,000 shares authorized;
Par value of $.001 per share; 12,774,888 shares
issued and outstanding	12,775	12,775
Capital in excess of par value	631,067	631,067
Deficit accumulated during the development stage	(1,524,579)	(1,400,034)
	---------------	--------------
Total Pacific Land and Coffee Stockholder’s
Equity (Deficit)	(879,837)	(755,292)
Non-Controlling Interest	(113,491)	(107,039)
	---------------	--------------
Total Stockholder's Deficit	(993,328)	(862,331)
	----------------	--------------

TOTAL LIABILITIES & STOCKHOLDER'S DEFICIT	$105,768	$ 132,396
	========	=======

PACIFIC LAND & COFFEE CORPORATION
(A Development Stage Company)
	CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended December 31, 2009 and 2008
and for the Period from Inception (February 14, 2003) Through December 31, 2009

			February 14,
	For the Nine Months Ended		2003 through
	December 31		Dec. 31
	2009	2008	2009
Cash Flows from Operating Activities
Net Loss	$(124,545)	$(329,117)	$(1,524,579)
Adjustments to reconcile net loss to net cash provided by
operating activities
Depreciation & amortization	16,488	93,000	185,936
Net loss (gain) on disposal of leasehold improvements			809
Definite-lived intangible impairment charges			640,893
Non-controlling interest adjustment	(6,452)	(65,936)	(307,125)
Common Stock Issued for payment of fees			128,783
Contribution of interest on advances by officer			6,796
Contributed Capital - noncash fair market value of start-up
and organization services and costs			1,000
Change in operating assets and liabilities
Accounts receivable, net	(29,321)	(4,769)	(24,319)
Related party receivable			1,039
? Other receivable	1,064		29,600
Income tax receivables	30,494	44,880	0
Rent Deposit	1,429		6,677
Accounts payable	(11,990)	70,352	(91,422)
Deferred Revenues	23,517		23,517
Jones-Day payable			82,266
Payroll and excise tax payable	5,656	5,241	21,035
Accrued interest			4,648
	------------------	---------------	-------------
Net Cash Used by Operating Activities	(93,660)	(186,349)	(814,446)

Cash Flow from Investing Activities
	0	0	0
	------------------	---------------	---------------
Net Cash Used by Investing Activities	0	0	0

Cash Flow from Financing Activities
Net proceeds from credit line		4,737	221
Proceeds from the sale of stock/contributed cash			471,480
Proceeds from notes payable - related party			49,700
Proceeds from advances from officer (net)	96,718	178,500	358,408
Repayments of long term note payable	(9,532)	(10,559)	(37,786)
Repayments of note payable - related party			(328,278)
	------------------	------------------	-------------

Net Cash Provided (Used) by Financing Activities	87,186	172,678	513,745

Net Increase (Decrease) in Cash	(6,474)	(13,671)	(300,701)

Beginning Cash Balance	10,313	18,542	0
Cash acquired in merger with Coscina Brothers Coffee Co.	0	0	1,418
Cash acquired in merger with Integrated Coffee Technologies	0	0	303,122
	------------------	------------------	---------------

Ending Cash Balance	$3,839	$4,871	$3,839
	============	============	=========

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for interest	962
Cash paid during the year for income taxes

Business Acquisitions
Fair value of assets acquired $	$		$1,275,343
Issuance of debt/assumption of liabilities			(1,170,013)
Common Stock issued at Acquisition			(76,441)
Non-Controlling Interest			(28,889)

The accompanying notes are an integral part of the financial statements

Pacific Land and Coffee Corporation

(A Development Stage Company)

Notes to Condensed Financial Statements

December 31, 2009

     Note 1  Interim Financial Statements

      The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of December 31, 2009, and the results of operations and cash flows for the nine months ended December 31, 2009 and for the period from inception thru December 31, 2009.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s March 31, 2009 audited financial statements.  The results of operations for the nine months ended December 31, 2009, are not necessarily indicative of the results of operations to be expected for the full fiscal year.

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

      Note 3  Property and Equipment

            Property and equipment is carried at cost and summarized as follows:

Property and equipment is carried at cost and summarized as follows:

Accumulated

$ 42,110

>Total$ 189,157 $(147,047)$42,110

For the nine months ended December 31, 2009, depreciation expense is $ 16,488.nbsp; Of the $189,157 property and equipment account $60,557 has been capitalized under a capital lease discussed below.  As of December 31, 2009 the total accumulated depreciation associated with the capital lease was $ 53,469.

     Note 4  Payable – Jones Day

                  Jones Day, our attorneys who have been lead counsel on obtaining, registering and maintaining our patents, have accumulated billings of $552,505, including some that were converted to a note payable and accrued interest through December 18, 2007:

                                       Accounts Payables through December 31, 2009                     $  343,267

                                       Note Payable                                                                                145,980

                                       Accrued Interest                                                                             63,258

                                                                                                                                           ------------

                                                                                                                                        $  552,505

                                                                                                                                           =======

      Note 5  Long Term Debt

                  The Company has a capital lease due to a finance company with interest at 10% due in monthly installments of $1,289, through November, 2010.  This note is secured by the Company’s equipment.

     Note 4  Payable – Jones Day

                  Jones Day, our attorneys who have been lead counsel on obtaining, registering and maintaining our patents, have accumulated billings of $552,505, including some that were converted to a note payable and accrued interest through December 18, 2007:

                                       Accounts Payables through December 31, 2009                     $  343,267

                                       Note Payable                                                                                145,980

                                       Accrued Interest                                                                             63,258

                                                                                                                                           ------------

                                                                                                                                        $  552,505

                                                                                                                                           =======

      Note 5  Long Term Debt

                  The Company has a capital lease due to a finance company with interest at 10% due in monthly installments of $1,289, through November, 2010.  This note is secured by the Company’s equipment.

     Note 6  Related Party Transactions

                  One officer of the Company has advanced personal funds to the Company to assist in meeting operating cash needs.  There are no stated terms for these advances, and it is anticipated at a future date that the advances will be converted to shares of common stock, though the timing and amount of such conversion is indeterminable at this time.  At December 31, 2009, the Company owed him $ 315,910.

                  A second officer advanced personal funds to the Company to assist in meeting immediate cash needs.  There are no stated terms for these advances, and it is anticipated at a future date that the advances will be converted to shares of common stock, though the timing and amount of such conversion is indeterminable at this time.  At December 31, 2009, the Company owed him $ 7,958.

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

Following SFAS 168, the FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead, it will issue Accounting Standards Updates (ASU’s). The FASB will not consider ASU’s as authoritative in their own right; rather these updates will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification. SFAS No. 168 is incorporated in ASC Topic 105, Generally Accepted Accounting Principles. The Company adopted SFAS No. 168 in its financial statements for the quarter ended December 31, 2009, and the Company will provide reference to both the Codification topic reference and the previously authoritative references related to Codification topics and subtopics, as appropriate.

In May 2009, the FASB issued FASB ASC 855-10-25 (Prior authoritative literature: FASB Statement 165, Subsequent Events). FASB ASC 855-10-25 provides guidance on management’s assessment of subsequent events and incorporates this guidance into accounting literature. FASB ASC 855-10-25 is effective prospectively for interim and annual periods ending after June 15, 2009. The implementation of this standard did not have a material impact on the Company’s financial position and results of operations. The Company has evaluated subsequent events through February 16, 2010, the date of issuance of the Company’s financial position and results of operations.

            Certain amounts for the nine months ended December 31, 2009, and at March 31, 2009, have been revised.  The Company adopted FASB Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“FAS 160”), which requires that the noncontrolling interests to be classified as a separate component of net income and stockholder’s equity.  FAS 160 is effective for the Company’s fiscal year beginning April 1, 2009.

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
 We produce and ship as purchase orders are received.  We must wait for future purchase orders to make sales in the future. Because coffee prices are variable and demand can also be variable, we believe that selling under long term contracts would not be practicable in our industry.  Our invoices are due net 30 days, but currently we are receiving payment immediately on shipment. The sales in the quarter and for the nine months ended December 31, 2009 were
 $ 84,637 and $ 284,638, respectively, compared to $ 77,411 and $ 225,605 for the same periods in 2008.
The gross margin as a percentage of sales decreased from 39% to 35% due to our roaster being out of service for two months due to wiring issues. Our general and administrative expenses primarily consisted of legal and
professional fees related to our status as a public company.   Our tropical plant segment has not yet
realized significant revenues.  Our nematode resistant variety is ready for sales but the genetically modified coffee plants will not be ready for sale during the next 12 months.  We anticipate the need for about $2 million in funding to complete development of the tropical plant varieties and to increase marketing of our coffee blends.

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

Item 4T. Controls and Procedures.   Disclosure Controls and Procedures Evaluation of disclosure controls and procedures.

 The Company's principal executive officer and its principal financial officer, based on their evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d -15 (e) as of June 30, 2008. , Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to the Company, including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to management, including our principal executive officer/principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

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

                                                                                    PACIFIC LAND AND

                                                                                           COFFEE CORPORATION

Date:    February 16, 2010                By:/s/ Tyrus C. Young

                                                                                           Tyrus C. Young

                                                                                           Chief Financial Officer

                                                                                           (chief financial officer

                                                                                           and accounting officer and

                                                                                           duly authorized officer)