Form 10-Q/A
period 2009-12-31
PACIFIC LAND & COFFEE CORP
filed 2010-02-19
CIK 1092791

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

     Title of Class                                                                                                                              Number of Shares outstanding

                                                                                                                                                                at December 31, 2009

PACIFIC LAND & COFFEE CORPORATION

(A Development Stage Company)

CONSOLIDATED BALANCE SHEET

(Unaudited)

DECEMBER 31

MARCH 31

2009

2009

ASSETS

Unaudited

Audited

Current Assets

Cash in Bank

3,839

10,313

Accounts allowance for doubtful accounts

  of $7,550 and $6,188

55,840

26,518

Other Receivable

--

1,064

Income Tax Receivable

--

30,494

  Total Current Assets

59,679

68,389

Fixed Assets

Equipment

189,157

189,158

Less:  Accumulated Depreciation

(147,047)

(130,559)

  Total Fixed Assets

42,110

58,599

Other Assets

Rent Deposit

3,979

5,408

  Total Other Assets

3,979

5,408

  TOTAL ASSETS

105,768

132,396

The accompanying notes are an integral part of the financial statements.

PACIFIC LAND & COFFEE CORPORATION

(A Development Stage Company)

CONSOLIDATED BALANCE SHEET

(Unaudited)

DECEMBER 31

MARCH 31

2009

2009

Unaudited

Audited

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities

Accounts Payable

140,176

152,165

Credit Line

24,690

24,690

Deferred Revenue

23,517

--

Payroll & Excise Taxes Payable

21,312

15,657

Payable - Jones Day

552,505

552,505

Current Portion of Long Term Debt - Note

13,028

13,832

Shareholder Advances

323,868

227,150

  Total Current Liabilities

1,099,096

985,999

Long Term Liabilities

Note Payable - net of current portion - Note

--

8,728

  Total Long Term Liabilities

--

8,728

Stockholder's Deficit

Preferred Stock - 1,000,000 shares authorized;

  par value of $.001 per share; 900,000 shares

  issued and outstanding

900

900

Common Stock - 50,000,000 shares authorized;

  par value of $.001 per share; 12,774,888 shares

  issued and outstanding

12,775

12,775

Capital in excess of par value

631,067

631,067

Deficit accumulated during the development stage

(1,524,579)

(1,400,034)

Total Pacific Land and Coffee Stockholders'

  Equity (Deficit)

(879,837)

(755.292)

Non-Controlling Interest

(113,491)

(107,039)

Total Stockholders' Deficit

(993,328)

(862,331)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT

$

105,768

$

132,396

The accompanying notes are an integral part of the financial statements.

PACIFIC LAND & COFFEE CORPORATION

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended December 31, 2009 and 2008

and for the period from Inception (February 14, 2003) Through December 31, 2009

                                                                                                                                                               For the Three        For the Nine         February 14, 2003

                                                                                                                                                                Months ended   Months ended      Through                                                                                                                                                                         December 31        December 31        December 31

2009

2008

2009

2008

2009

Revenues

Sales

$

84,637

$

77,411

$

284,638

$

225,605

$

1,083,704

Total Revenues

84,637

77,411

284,638

225,605

1,083,704

Cost of Sales

49,800

46,111

185,518

137,985

701,096

Gross Profit

34,837

31,300

99,120

87,620

382,608

General & Administrative Expenses

57,587

121,555

230,750

481,093

1,612,293

Definite-lived Intangible Impairment Charges

--

--

--

--

640,893

Total Operating Expenses

58,857

121,555

230,750

481,093

2,253,186

Net Loss from Operations

(23,020)

(90,255)

(131,630)

(393,473)

(1,870,578)

Other Income (Expense):

Interest Expense

580

(101)

633

(1,580)

(36,500)

Total Other Income (Expense)

580

(101)

633

(1,580)

(36,500)

Net Loss Before Income Taxes

(22,440)

(90,356)

(130,997)

(393,473)

(1,907,078)

Provision for Income Tax (Benefit)

--

--

--

--

(75,374)

Net Income (Loss)

(22,440)

(90,356)

(130,997)

(393,473)

(1,982,452)

Net Loss Attributable to Non-Controlling Interest

--

18,475

6,452

65,936

307,125

Net Loss

$

(22,440)

$

(71,881)

$

(124,545)

$

(329,117)

$

(1,675,327)

Net Loss per Share

$

(0.01)

$

(.01)

$

(0.01)

$

(0.03)

$

(0.28)

Weighted Average Shares Outstanding

12,774,888

12,760,420

12,774,888

12,651,301

6,087,634

The accompanying notes are an integral part of the financial statements

PACIFIC LAND & COFFEE CORPORATION

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended December 31, 2009 and 2008

and for the Period from Inception (February 14, 2003) Through December 3, 2009

FOR T                                                                                                                           FEBRUARY 14, 2003

                                                                                                                                    NINE MONTHS ENDED                         THROUGH

                                                                                                                                           DECEMBER 31,                            DECEMBER 31,

                                                                                                                                    2009                         2008                             2009

            Cash Flows from Operating Activities

           Net Loss                                                                                            $              (124,545)                (329,117)    $            (1,524,579)

                Adjustments to reconcile net loss to net cash provided by

                  operating activities

        D          Depreciation & amortization                                                                            16,488                       93,000                         185,936

                    Net loss (gain) on disposal of leasehold improvements                                           --                               --                                809

                    Definite-lived intangible impairment charges                                                              --                               --                         640,893

                    Non-controlling interest adjustment                                                                    (6,452)                    (65,936)                      (307,125)

                   Common Stock issued for payment of fees -- 128,783

                    Contribution of interest on advances by officer                                                           --                               --                             6,796

                    Contributed Capital - noncash fair market value of start-up

                     and organization services and costs                                                                             --                               --                             1,000

                    Change in operating assets and liabilities

                    Accounts receivable, net                                                                                     (29,321)                      (4,769)                        (24,319)

                    Related party receivable                                                                                               --                         --                           1,039

                    Other receivable                                                                                                     1,064                               --                           29,600

                    Income tax receivables                                                                                         30,494                       44,880                                   --

                    Rent Deposit                                                                                                          1,429                               --                             6,677

                   Accounts payable                                                                                                 (11,990)                               70,352                           (91,422)

                   Deferred Revenues                                                                                                23,517                               --                           23,517

          J         Jones-Day Revenues                                                                                                      --                               --                           82,266

                    Payroll and excise tax payable                                                                                5,656                         5,241                           21,035

                    Accrued interest                                                                                                             --                               --                             4,648

                      Net Cash Used by Operating Activities                                                               (93,660)                  (186,349)                      (814,446)

                Cash Flow from Investing Activities

                      Net Cash Used by Investing Activities                                                                           --                               --                                   --

                Cash Flow from Financing Activities

                        Net proceeds from credit line                                                                                       --                         4,737                                221

Proceeds from the sale of stock/contributed cash                                                               --                         --                               471,480

                        Proceeds from notes payable - related party                                                                 --                               --                           49,700

                        Proceeds from advances from officer (rent)                                                         96,718                     178,500                         258,408

                        Repayments of long term note payable                                                                 (9,532)                    (10,559)                        (37,786)

                        Repayments of note payable - related party                                                                   --                               --                      (328,278)

                        Net Cash Provided (Used) by Financing Activities                                                87,186                     172,678                         513,745

N                     Net Increase (Decrease) in Cash                                                                             (6,474)                    (13,671)                      300,701)

                        Beginning Cash Balance                                                                                        10,313                       18,542                                   --

                       Cash acquired in merger with Coscina Brothers Coffee Co.                                         --                               --                             1,418

                        Cash acquired in merger with Integrated Coffee Technologies                                     --                               --                         303,122

E                      Ending Cash Balance                                                                         $                     3,839  $                     4,871                          $3,839

S                  Supplemental Disclosure of Cash Flow Information>

                        Cash paid during the year of interest                                                                            962                               --                                  --

                        Cash paid during the year for income taxes                                                                      --                              --

                    Business Acquisitions

                    Fair value of assets acquired                                                                     $               --                                          $ --                       $     1,275,343

                   Issuance of debt/assumption of liabilities                                                                     --                                                          -- (1,170,013)

                    Non-Controlling Interest                                                                                                       --                               --                        (28,889)

(28,889)

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

Note 3  Property and Equipment

Property and equipment is carried at cost and summarized as follows:

Accumulated

Cost

Depreciation

Net

Equipment

$

189,157

$

(147,047)

$ 42,110

Total

$ 189,157

$

(147,047)

$

42,110

For the nine months ended December 31, 2009, depreciation expense is $ 16,488.  Of the $189,157 property and equipment account $60,557 has been capitalized under a capital lease discussed below.  As of December 31, 2009 the total accumulated depreciation associated with the capital lease was $ 53,469.

Note 4  Payable – Jones Day

Jones Day, our attorneys who have been lead counsel on obtaining, registering and maintaining our patents, have accumulated billings of $552,505, including some that were converted to a note payable and accrued interest through December 18, 2007:

Accounts Payables through December 31, 2009

$

343,267

Note Payable

145,980

Accrued Interest

63,258

$

552,505

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

∙

our ability to complete development of our tropical plant varieties;

∙

the impact of rapid and persistent fluctuations in the price of coffee beans;

∙

general economic conditions and conditions which affect the market for coffee and coffee producers;

∙

our success in implementing our business strategy or introducing new products;

∙

our ability to attract and retain customers;

∙

the effects of competition from other coffee manufacturers and other beverage alternatives;

∙

changes in tastes and preferences for, or the consumption of, coffee;

         10

∙

our ability to obtain additional financing; and

∙

other risks which we identify in future filings with the SEC.

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

