Form 10-K
period 2010-03-31
PACIFIC LAND & COFFEE CORP
filed 2010-07-28
CIK 1092791

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[x]

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended March 31, 2010

[ ]

Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                          to    ___________

Commission File Number 0-30595

PACIFIC LAND AND COFFEE CORPORATION

(Exact name of small business issuer in its charter)

Delaware

33-0619256

(State or other jurisdiction of incorporation or organization)

(I.R.S. Employer Identification No.)

1818 Kahai St.

Honolulu, Hawaii

96819

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     YES   X        NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporation Web site, if any , every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).    __

  Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer

___

       Accelerated filer ____

Non-accelerated filer__ (Do not check if a smaller reporting company) Smaller reporting company X

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  [   ]    No  [  X ]

 State issuer's revenues for its most recent fiscal year: $ 408,436

  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price                      at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $ 3,647,612based on a closing sale price of $2.00 on that date.

  The number of shares outstanding of the issuer's classes of Common Stock as of March 31, 2010:

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

On November 6, 2006, Alfred Coscina, a director, officer and shareholder, contributed 100% of his interest in Coscina Brothers Coffee, LLC to the Company.  Mr. Coscina did not receive any item of value in return for the capital contribution.  Coscina Brothers Coffee, LLC was the Company’s principal supplier and is in the same principal business as the Company. The results of operations of the Company include the operations of Coscina Brothers Coffee LLC from November 6, 2006.

On December 18, 2007, we acquired 70.3% of the outstanding common stock of Integrated Coffee Technologies, Inc., a Delaware corporation herein as (“Integrated Coffee Technologies”). The acquisition was effected pursuant to an Agreement and Plan of Reorganization dated December 18, 2007. In connection with the acquisition, the Registrant issued 7,644,149 newly authorized shares of common stock, and reserved 4,355,850 additional shares for the acquisition of the remaining Integrated Coffee Technologies shares. Since December 18, 2007 through March 31, 2010, an additional 1,153,333 shares were issued to exchanging Integrated Coffee Technologies shareholders, bringing our ownership of Integrated Coffee Technologies up to 77.85%. The operations of Integrated Coffee Technologies have been suspended due to lack of capital to develop this business and we have written off the technology associated with this business.

The executive offices of the Company are located at 1818 Kahai St., Honolulu, Hawaii 96819.  Its telephone number is (808) 847-3120.

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

Branded Coffee. We roast, grind and blend coffee according to our own recipes and package the coffee at a roaster which is leased.  The lease ends in 2011.  We market coffee under the Coscina Brothers label.  We plan to develop additional brands directed at different segments of the consumer coffee market. We plan to launch a brand under the name  Kona Wave Hawaii Coffee and Coffee Works when we have sufficient funding.

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

Raw Materials

 Coffee is a commodity traded on the Commodities and Futures Exchange. Coffee prices are subject to fluctuation. Over the past five years, the average price per pound of coffee beans ranged from approximately 1.40 to $3.96. The price for Columbian Mild Arabica coffee beans on the New York Exchange as of June 30,2010 was $1.60 per pound.

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

Marketing

We market our private label and wholesale coffee through trade shows, industry publications, face to face contact and through the use of non-exclusive independent food and beverage sales brokers.

For our private label and brand coffees, we will, from time to time in conjunction with retailers and with wholesalers, conduct in-store promotions, such as product demonstrations, coupons, price reductions and two-for-one pricing.

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

Pacific Land and Coffee's activities have been limited.  We have only a limited quantity of customers to date.  Although our sales have grown, our cumulative losses since inception to March 31, 2010 are $1,567,742.  There can be no assurance that Pacific Land and Coffee will be able to market its coffee and coffee related products, achieve a significant level of sales or attain profitability, although Pacific Land and Coffee can continue to exist indefinitely at its current level of sales if its officers continue to fund its operating deficit.  If we do not increase our level of sales our common stock will not attain any value in any market that might develop, and investors will not be able to realize any value from their ownership of shares.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2.

DESCRIPTION OF PROPERTY

We rent 3,800 square feet of office space under a lease expiring in October 2014.

Item 3.

LEGALPROCEEDINGS

Pacific Land and Coffee is not a party to any pending legal proceeding.

Item 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 2010.

PART II

Item 5.

MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock commenced trading in the quarter ended June 30, 2005 under the symbol PLCF.OB on the OTC Bulletin Board.  The symbol was changed to PLFF.OB in September 2007 in connection with a one-for-three reverse stock split effective September 25, 2007.  In the three years ended March 31, 2010 the high and low trading prices were as follows:

Quarter Ended

High

Low

June 30, 2007

               .90

                .90

September 30, 2007             .90

.60

December 31, 2007            1.90

.60

March 31, 2008

             1.82

               1.01

June 30, 2008

             1.75                                                          1.55

September 30, 2008           1.55

             1.55

December 31, 2008            1.55

             1.55

March 31, 2009

             1.55                                                          .57

June 30, 2009

             2.00                                                     .57

September 30, 2009          2.00                                                  2.00

December 31, 2009          2.00

             2.00

March 31, 2010

             2.00                                                   2.00

These prices do not include retail mark up and mark down and  may not represent actual transactions.

As of March 31, 2010, there were approximately 300 record holders of common stock.

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

Management’s experience in the coffee industry is that as typical for coffee brokerage and small specialty coffee sales, we do not have long term sales contracts. We do not have any written contracts for the sale of our product.  We produce and ship as purchase orders are received.  We must wait for future purchase orders to make sales in the future.  Because coffee prices are variable and demand can also be variable, we believe that selling under long term contracts would not be practicable in our industry.  Our invoices are due net 30 days, but we primarily receive payment immediately on shipment. The sales in the year ended March 31, 2010 were $408,436, compared to $317,841 for the year ended March 31, 2009, due to increased  unit sales as the Company held the line on price increases in order to build sales.  Our general and administrative expenses decreased over 2009 levels primarily related reduced occupancy costs and increased attention to managing overhead expenses.

Our plan of operation for fiscal 2010-11 was to find a third party to acquire the public shell for the purpose of generating additional investment capital.  As disclosed in the Subsequent Events notes in the Notes to the Financial Statements, such an investor was located and prior to June 30, 2010, a deal was consummated which includes the contribution of real estate which significantly increases the net assets and equity of the company.  Additionally, the coffee company and research subsidiaries were sold to former Directors, which helped the company in eliminating a material amount of liabilities.

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

Since we have not yet generated significant and consistent revenues, we are a development stage company as that term is defined Accounting Standards Codification Topic 915.  Our activities to date have been limited to seeking capital; seeking supply contracts and development of a business plan.  Our auditors have included an explanatory paragraph in their report on our financial statements, relating to the uncertainty of our business as a going concern, due to our lack of operating history or current revenues, its nature as a start up business, management's limited experience and limited funds.  We do not believe that conventional financing, such as bank loans, is available to us due to these factors.  Management believes that it will be able to raise the required funds for operations from one or more future offerings, in order to effect our business plan.   No terms have been discussed, and we cannot predict the price or terms of any offering nor the amount of dilution existing shareholders may experience as a result of such offering.

Forward looking information

Due to the significant change in operations subsequent to our year end, forward looking information related to our current operations would not be useful.  As the re-organization and revamping of operations of the public company appear to be favorable, the recent changes do not have adequate historical documentation to formulate a definitive plan of action beyond stating that the company’s intention is to acquire additional investment capital and purchase numerous other properties for improvement, restoration and development.

Item 7.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Pacific Land and Coffee Corporation [a development stage company]:

We have audited the accompanying consolidated balance sheet of Pacific Land and Coffee Corporation [a development stage company] as of  March  31, 2010 and 2009, and the related statements of operations, stockholders' deficit, and cash flows for the years ended March 31, 2010 and 2009 and for the period from inception [February 14, 2003] through March 31, 2010.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal controls over financial reporting.  Accordingly, we exress no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pacific Land and Coffee Corporation [a development stage company] as of March 31, 2010 and 2009, and the results of its operations and cash flows for the years ended March 31, 2010 and 2009 and for the period from inception [February 14, 2003] to March 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Mantyla McReynolds, LLC

Mantyla McReynolds, LLC

Salt Lake City, Utah

July 22, 2010

PACIFIC LAND & COFFEE CORPORATION
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET

ASSETS

	March 31 2010	March 31, 2009
Current Assets		
Cash in Bank	8,628	10,313
Accounts Receivable, net of allowance for doubtful accounts of $3,248 and $6,188	19,378	26,518
Other receivables	0	1,064
Prepaid Expenses	400	0
Income tax receivable	0	30,494
	---------	---------
Total Current Assets	28,406	68,389
	---------	---------
Fixed Assets		
Equipment	63,057	189,158
Leasehold Improvements	2,827	0
Less: Accumulated Depreciation	(56,288)	(130,559)
	---------	---------
Total Fixed Assets	9,596	58,599
	---------	---------
Other Assets		
Rent Deposit	3,979	5,408
	---------	---------
Total Other Assets	3,979	5,408
	---------	---------
TOTAL ASSETS	41,981	132,396
	========	========

The accompanying notes are an integral part of the financial statements

LIABILITIES & STOCKHOLDERS' DEFICIT

	March 31, 2010	March 31, 2009
Current Liabilities		
Accounts Payable	150,574	152,165
Credit Line	24,690	24,690
Payroll & Excise Taxes Payable	23,914	15,657
Payable - Jones Day	552,505	552,505
Advances by Officer	26,250	227,150
Current Portion of Long Term Debt	9,934	13,832
Total Current Liabilities	787,867	985,999
Long Term Liabilities		
Note Payable - net of current portion	0	8,728
Total Long Term Liabilities	0	8,728
TOTAL LIABILITIES	787,867	994,727
Stockholders' Deficit		
Preferred Stock - 1,000,000 shares authorized; Par value of $.001 per share; 900,000 shares issued and outstanding	900	900
Common Stock - 50,000,000 shares authorized; Par value of $.001 per share; 12,774,888shares issued and outstanding	12,775	12,775
Additional paid-in capital	959,015	672,643
Deficit accumulated during the development stage	(1,567,742)	(1,403,066)
Total Pacific Land Stockholders' Deficit	(595,052)	(716,748)
Non-Controlling Interest	(150,834)	(145,583)
Total Stockholders' Deficit	(745,886)	(862,331)
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	41,981	132,396

PACIFIC LAND & COFFEE CORPORATION
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATION
For the Periods Ended March 31, 2010 and 2009
and for the Perod from Inception (February 14, 2003) Through March 31, 2010

	Twelve Months Ended March 31, 2010	Twelve Months Ended March 31, 2009	February 14, 2003 through March 31, 2010
Revenues			
Sales	$ 408,436	$ 317,841	$ 1,206,902
Total Revenues	408,436	317,841	1,206,902
Cost of Sales	274,208	198,373	789,786
Gross Profit	134,228	119,468	417,116
General & Administrative Expenses	260,010	279,744	957,990
Total Operating Expenses	260,010	279,744	957,990
Net Loss from Operations	(125,782)	(160,276)	(540,874)
Other Income (Expense):			
Interest Expense	(20,429)	(12,434)	(57,546)
Total Other Income (Expense)	(20,429)	(12,434)	(57,546)
Net Loss from Continuing Operations	(146,211)	(172,710)	(598,420)
Discontinued Operations	(23,716)	(1,074,333)	(1,272,214)
Net Loss	$ (169,927)	$ (1,247,043)	$ (1,870,634)
Add: Net Loss Attributable to the Non-Controlling Interest	5,251	241,866	302,892
Net Loss Attributable to Pacific Land & Coffee	(164,676)	(1,005,177)	(1,567,742)
Basic and Diluted Income (Loss) Per Share			
Continuing Operations	$ (0.01)	(0.01)	(0.09)
Discontinued Operations	(0.00)	(0.07)	(0.15)
Net Loss per Share	$ (0.01)	$ (0.08)	$ (0.25)
Weighted Average Shares Outstanding	12,774,888	12,678,207	6,318,842
Amounts Attributable to Pacific Land & Coffee Common Shareholders:			
Loss from continuing operations, net of tax	(146,211)	(172,710)	(598,420)
Discontinued operations, net of tax	(18,465)	(832,467)	(969,322)
Net Income	(164,676)	(1,005,177)	(1,567,742)

PACIFIC LAND & COFFEE CORPORATION
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Periods Ended March 31, 2010 and 2009
and for the Perod from Inception (February 14, 2003) Through March 31, 2010

	Twelve Months Ended March 31, 2010	Twelve Months Ended March 31, 2009	February 14, 2003 through March 31, 2010
Cash Flows from Operating Activities			
Net Loss	$ (169,927)	$ (1,247,043)	$ (1,870,634)
Loss fromdiscontinued operations	23,716	1,074,333	1,272,214
Net Loss fromcontinuing operations	(146,211)	(172,710)	(598,420)
Adjustments to reconcile net loss to net cash provided by operating activities			
Depreciation & amortization	12,664	12,507	42,707
Contribution of interest on advances by officer	17,275	6,796	24,071
Stock Issued for payment of fees	---	---	91,635
Contributed Capital - noncash fair market value of start-up and organization services and costs	---	---	1,000
Change in operating assets and liabilities			
Accounts recievable, net	7,140	(6,847)	12,262
Other receivables	1,064	28,536	0
Prepaid expense	(400)	---	(400)
Rent deposit	1,429	---	216
Accounts payable	(2,008)	68,886	74,047
Payroll and excise tax payable	12,584	6,320	21,476
Accrued interest	---	---	
Net Cash From Continuing Operating Activities	(96,463)	(56,512)	(331,406)
Net Cash From Discontinued Operating Activities	9,976	(169,797)	(846,621)
Net Cash From Operating Activities	(86,487)	(226,309)	(1,178,027)
Cash Flow fromInvesting Activities			
Purchase of leasehold improvements	(2,827)	0	(2,827)
Net Cash From Continuing Investing Activities	(2,827)	0	(2,827)
Net Cash From Discontinued Investing Activities	0		
Net Cash From Investing Activities	(2,827)	0	(2,827)

                                                                                                Pacific Land and Coffee Corporation

(A Development Stage Company)

Notes to Consolidated Financial Statements

March 31, 2010

        Note 1

   Organization and Summary of Significant Accounting Policies

(a)

Organization

Pacific Land and Coffee Corporation (the Company) is a Delaware corporation.  The Company was organized for the purpose of the research and development of tropical plantation plants, to own and sell real and personal property and to sell products.  Currently, the Company is selling coffee and/or coffee related products.

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

        On December 18, 2007, the Company completed the acquisition of 70.3% of the outstanding shares of Integrated Coffee Technologies, Inc. common stock.  Integrated Coffee Technologies, Inc. was organized under the laws of the State of Delaware on June 16,1995 for the purpose of researching and developing processes related to the coffee plant industry.    The aggregate purchase price of $76,441 consisted of an aggregate of 7,644,150 shares of the Company’s common stock valued at $76,441 or $.001 per share.        The Company has reserved 4,355,850 additional shares for the acquisition of the remaining Integrated Coffee Technologies shares.  The Company expects that the majority, if not all, of the remaining Integrated Coffee Technologies shareholders will elect to exchange at the same exchange ratio of 3 Company shares for each 5 shares of Integrated Coffee Technologies.  Through March 31, 2010, 1,922,015 shares of Integrated Coffee Technologies shares have been converted into 1,153,333 shares of Company stock.  3,141,647 shares of Integrated Coffee Technologies shares are owned by five investment partnerships that will be converted to Company shares at a conversion rate of 3 shares of Company Stock for every 5 shares of Integrated Coffee Technologies stock.  Conversion of those shares will be recorded as of June 1, 2010.

        Subsequent to the acquisition, Integrated Coffee Technologies sold 445,000 shares of Integrated Coffee Technologies, Inc stock for cash of $445,000. at a $1 per share.  These Integrated Coffee Technologies shareholders may also in the future have the opportunity to exchange their shares for Company shares.

       The financial statements have been presented to reflect activity from the 77.85% owned subsidiary, Integrated Coffee Technologies, Inc. from the date of transfer, December 18, 2007 through March 31, 2010 consolidated with operations of the Company for the year ended March 31, 2010.

The Company is considered a development stage company as defined in Accounting Standards Codification (“ASC”) Topic 915.  The Company has at the present time not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

(b)

Principles of Consolidation

       The consolidated financial statements include the accounts of Pacific Land & Coffee, Inc. and its wholly-owned subsidiary Coscina Brothers Coffee Company and its majority-owned subsidiary Integrated Coffee Technologies, Inc. All intercompany accounts and transactions have been eliminated in consolidation.

(c)

Income Taxes

The Company applies the provisions of ASC Topic 740, Income Taxes.  The provision requires an asset and liability approach for financial accounting and reporting for income taxes, and the recognition of deferred tax assets and liabilities for the temporary differences between the financial reporting basis and tax basis of the Company’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled.  Due to a loss from inception, the Company has no tax liability.

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

(e)

Basic Loss Per Common Share

Basic loss per common share has been calculated based on the weighted average number of shares outstanding. Basic loss per common share is computed using the weighted average number of common shares outstanding.  Diluted earnings per share is computed using weighted average number of common shares plus dilutive common shares equivalents outstanding during the period using the treasury stock method.  Because the Company incurred losses for the years ended March 31, 2010 and 2009, the effect of any equivalent shares for each year would be excluded from the loss per share computation since the impact would be antidilutive.  There were 900,000 common stock equivalents outstanding as of  March 31, 2010.

(f)

Revenue Recognition / Accounts Receivable

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

The Company records accounts receivable for sales which have been delivered but for which money has not been collected.  The balance uncollected as of March 31, 2010 was $22,626.  At March 31, 2010, the Company had an allowance for uncollectible accounts of $3,248.  The allowance for doubtful accounts, which is based upon management’s evaluation of numerous factors, including a predictive analysis of the outcome of the current portfolio and prior credit loss experience, is deemed adequate to cover reasonably expected losses inherent in the outstanding receivables.  The Company charges off uncollectible accounts when management estimates no possibility of collecting the related receivable.  For customer purchases paid in advance, the Company records a liability until products are shipped.  There was no outstanding unearned revenue from product sales as of March 31, 2010 and 2009.

(g)

Property and Equipment

Property and equipment are stated at cost.  Depreciation is provided using the straight-line method over the useful lives (5-7 years) of the related assets.  Expenditures for maintenance and repairs are charged to expenses as incurred.

(h)

Impairment of Long-lived Assets

 Long-lived tangible assets, including property, plant and equipment, and intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset or asset groups may not be recoverable. The Company evaluates, regularly, whether events and circumstances have occurred that indicate possible impairment and relies on a number of factors, including operating results, business plans, economic projections, and anticipated future cash flows. The Company uses an estimate of the future undiscounted net cash flows of the related asset or asset group over the remaining life in measuring whether the assets are recoverable. Measurement of the amount of impairment, if any, is based upon the difference between the asset’s carrying value and estimated fair value. See Note 4 for information regarding the asset impairment recorded as a result of specific events and changes in circumstances

.  (i) Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

       (j) Line of Credit

 The Company has a credit line with a commercial bank of $25,000 bearing a variable interest rate, which was 8.125% as of the balance sheet date, and has no stated maturity date. As of March 31, 2010, there was a  balance due on the line in the amount of $24,690.

(k) Basis of Presentation

Certain amounts for 2009 have been revised to conform to the 2010 presentation pursuant to the Company adoption of FASB Accounting Standards Codification (ASC) 810 which requires noncontrolling interests to be classified as a separate component of net income and stockholders’ equity.  The adopted ASC 810 guidance is effective for the Company’s fiscal year beginning April 1, 2009.

(l) Recently Issued Accounting Standards

SFAS 166 Accounting for Transfers of Financial Assets – an amendment of SFAS 140 (June 2009)

SFAS 166, which has been codified into ASC Topic 860, is intended to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets: the effects of a transfer on its financial position, financial performance , and cash flows: and a transferor’s continuing involvement, if any, in transferred financial assets. This statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. The Company does not expect the adoption of FAS 166 to have an impact on the Company’s results of operations, financial condition or cash flows.

SFAS 167 Amendments to FASB Interpretation No. 46(R) (June 2009)

SFAS 167, which has been codified into ASC Topic 810, is intended to (1) address the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in SFAS 166, and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. This statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. The Company does not expect the adoption of SFAS 167 to have an impact on the Company’s results of operations, financial condition or cash flows.

SFAS 168 The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (June 2009)

FAS 168, which has been codified into ASC Topic 105, will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.The Company does not expect the adoption of SFAS 168 to have an impact on the Company’s results of operations, financial condition or cash flows.

Accounting Standards Update No. 1010-06: Editorial and maintenance update 2010-06

In January 2010, the FASB issued authoritative guidance requiring new disclosures and clarifying some existing disclosure requirements about fair value measurement.  Under the new guidance, a reporting entity should (a) disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers, and (b) present separately information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs.  This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The new guidance requires only enhanced disclosures and the Company does not expect this guidance to have a material impact on its consolidated financial statements.

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

See Note 14 (Subsequent Events) whereby the Company negotiated an agreement with an outside investor to invest into the Company and immediately spun off both Integrated Coffee Technology, Inc and Coscina Brothers Coffee Company operations.  Future operating revenues will be obtained through real estate development and investment activities.

         Note 3

   Property and Equipment

Property and equipment is carried at cost and summarized as follows:

Accumulated

Cost

Depreciation

Net

Equipment

$

63,057

$   56,194

$   6,863

Leasehold Improvements                                        2,827                           94                         2,733

                                Total                                                     $    65,884                $   56,288                    $9,596

For the consolidated statements presented current depreciation expense is $12,664.  Of the $65,557 property and equipment account $ 60,557 has been capitalized under a capital lease discussed below.  As of March 31, 2010 the total accumulated depreciation associated with the capital lease was $ 53,611.

              Note 4          Intangible Assets

Intangible assets included trademarks that had been registered with the United States Patent and Trademarks office.  Intangible assets also included the closing costs for refinancing a portion of the Company’s debt with a bank.  The costs of obtaining trademarks and closing costs were capitalized as incurred and were amortized over their estimated useful lives.  In the period ended March 31, 2009, the Company reviewed the these intangible assets to determine if impairment had occurred and whether the economic benefit of the asset (fair value for assets to be used and fair value less disposal costs for the assets) justified its continued carrying value.  The Company determined that intangible assets totaling $1,269,226 less accumulated amortization of $628,333 did not meet these standards and have written down these assets.  The loss of $640,893 is reflected in the Statement of Operations for the period ended March 31, 2009.

       Note 5          Payable to Jones Day

                        Jones Day, our former attorneys who have been lead counsel on obtaining, registering and maintaining our patents, have accumulated billings of $552,505, including some that were converted to a note payable and interest ceased accruing as of December 18, 2007:

                                       Accounts Payables through March 31, 2010                           $  343,267

                                       Billings during the current fiscal year                                              -0-

                                       Note Payable                                                                                145,980

                                       Accrued Interest                                                                             63,258

                                                                                                                                           ------------

                                                                                                                                        $  552,505

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

Maturities of long- term debt are as follows:

Year Ending

   March 31

2011

$   9,934

Total              $     9,934

        Note 7

   Preferred Stock

On August 22,2007, the Company effected a one-for-three reverse stock split of its common stock, and authorized the issuance of a class of preferred stock (1,000,000 shares) of which 900,000 shares were issued in exchange for 900,000 shares of common stock.  They are convertible to 1 share of common stock for each share of preferred.  There are no stated dividend payments attributed at this time to those shares and they bear a par value of $ .001 each.  Please see Note 14 – Subsequent Events regarding their having been converted to common stock effective June 28, 2010.

        Note 8

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

On March 24, 2008, the Company also issued 125,000 shares to Tyrus C Young (Chief Financial Officer/Corporate Secretary) for services rendered.

On August 22, 2007, the Company issued 700,000 shares for services rendered.

On December 18, 2007, the Company issued 7,644,149 shares of its common stock to a corporation holding 70.3% of the then outstanding shares of Integrated Coffee Technologies, Inc.  (See Note 1)

The Company has issued 1,153,333 shares of common stock to non-controlling interest shareholders in exchange for 1,922,015 shares of Integrated Coffee Technologies stock cumulatively since December, 2007 through the Balance Sheet date.

Effective March 28, 2008, the Company issued 49,774 shares of common stock to extinguish all of the outstanding advances, loans and accrued interest owed to Directors and officers as of that date.  Each share was issued for the extinguishment of $2.00 of debt.

        Note 9

   Income Taxes

                      The provision for income taxes consists of the following:

                                                                                         2010                        2009

                                Federal

                                      Current                                 $        --                  $         --

                                      Deferred                                         --                             --

                                State

                                      Current                                           --                             --

                                      Deferred                                         --                             --

                                                                                      _______                  ______

                                Total Provision (Benefit)           $        --                    $        --

                                                                                      =======                ======

The following is a summary of deferred tax balances as of March 31, 2010 and 2009 with an assumed combined federal and state tax rate of 40.4%:

                                                                                                                              2010                         2009

     Deferred Tax Asset:

             Net Operating Loss Carryforwards                                                 $    645,880                $ 420,217

             Definite-lived Intangibles                                                                           --                        159,766

             Accrued Rent

                                                                                                                        _________                 _______

             Gross Deferred Tax Asset                                                                     645,880                    579,983

                    Less: Valuation allowance                                                                   (645,880)                 (579,983)

                           Net Deferred Tax Asset                                                                      -0-     .                          -0-

             Deferred Tax Liabilities

                    Property & Equipment, due to differences in

                     Depreciation

                    Definite-lived Intangibles

                                                                                                                         _________                 _______

                           Deferred Tax Liability                                                                       -0-                               -0-

                                                                                                                                _________                 _______

                           Net Deferred Tax Asset (Liability)                                            $              -0-              $          -0-

Reconciliation between income taxes at the statutory rate (40.4%) and the actual income tax provision for continuing operations follows:

                                                                                                                            2010                         2009

Statutory Income Tax Provision/(Benefit)

             $     (65,993)                   $         (417,187)

   Effect of:

Other, net

                                          96                           (14,182)

                      State Refundable Credit                                                                                             -0-                       (30,494)

                      Increase in Valuation Allowance

    65,897                      431,369

                      Loss discontinued operations

           -0-

         30,494

         Provision for Income Taxes

                             $         -0-                $           -0-

The Company has net operating losses totaling $510,485, which expire through March 31, 2030.  The Company’s subsidiary, Integrated Coffee Technologies, Inc. has net operating losses totaling $1,088,228 which expire through March 31, 2030.

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

                                                                                               2010                           2009

     Beginning balance                                                       $       -0-                    $       -0-

     Additions based on tax positions related to

        the current year                                                                  -0-                             -0-

     Reductions based on tax positions related to

        prior years                                                                          -0-                             -0-

     Settlements with taxing authorities                                       -0-                             -0-

     Ending balance                                                             $       -0-                             -0-

The Company has filed income tax returns in the U.S.  All years prior to 2006 are closed by expiration of the statute of limitations.   The years ended March 31, 2007, 2008,  2009, and 2010  are open for examination.

The Company’s policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits within income tax expenses.  For the year ended March 31, 2010 and 2009, we did not recognize any interest or penalties, nor did we have any interest or penalties accrued as of March 31, 2010 and 2009 relating to unrecognized benefits.

     Note 10

   Related Party Transactions

During the year ended March 31, 2010, an officer and director advanced a total of $91,135 to the Company.   During the year ended March 31, 2010, the officer exchanged debt for equipment with a net value of $32,057 and contributed to equity $269,097 in debt As of March 31, 2010, the net advances still owed to the officer/director were $14415.   These advances did not accrue any interest and will be fully repaid within 120 days of the balance sheet date.

       Another officer advanced $ 8,509 to assist with meeting operating expenses.  This advance did not accrue any interest and will be repaid within the subsequent year.

       Another officer advanced $3,326 to assist with meeting operating expenses during the prior operating year.  The advance did not

       Accrue interest and is expected to be converted into stock in June, 2010.

        Note 11   Significant Concentration of Credit Risk

The Company’s concentration of activities is primarily in the State of Hawaii.  The Company sells a significant amount of coffee acquired from Hawaiian suppliers.  Accordingly, should the Company’s suppliers in this region experience economic difficulties; it would be detrimental to the Company.

        As of March 31, 2010 and 2009, the 5 largest customers in the aggregate accounted for 54% and 45%, respectively, of total revenues. If one or more of the Company’s significant customers were to become insolvent or were otherwise unable to pay for the coffee products provided, it would have a material adverse effect on the Company’s financial condition and results of operations.

         Note 12  Lease Obligation

The lease agreement was part of the liabilities associated with the consolidation of Coscina Brothers Coffee, LLC that took place on November 6, 2006. The office lease expired on November 3, 2009.  Office rent expense paid on this lease for the year ending March 31, 2010 and 2009 was $ 54,923 and $65,152, respectively.

A lease agreement for warehouse and office space was entered into on October 23, 2009, and will continue in effect until October 31, 2014, and includes an option to renew for two (2) additional five year terms.  The base lease amount for the first year is $3,800 per month with 4.0% increases annually.  Rent expense on this lease for the year ending March 31, 2010, was $15,916.   Future minimum lease payments required by operating leases that have remaining non-cancellable lease terms extending beyond March 31, 2010, are limited to the period from April 1, 2010 through June 30, 2010 of which the minimum lease payments due total $ 11,937 as the lease was assumed with the sale of the coffee-related businesses on June 30, 2010.  See Note # 14 - Subsequent events.

        Note 13   Discontinued Operations

In accordance with ASC 205-20, the Company has classified all results from operations of its former business of coffee research into discontinued operations line items within the Company’s statements of operations and statements of cash flow.

Net Loss from discontinued operations for the years ended March 31, 2010 and 2009 consisted of the following:

	2010	2009

Revenue	60	600
Operating Expenses	(23,776)	(464,534)
Definite-Lived Intangible Impairment Charges	- 0 -	(640,893)
Tax benefit	- 0 -	30,494
Net Loss from Discontinued Operations	(23,716)	(1,074,333)
Loss to Non-Controlling Interest	5,251	241,866
Net Loss from Discontinued Operations attributable
to Pacific Land & Coffee	(18,465)	(832,467)

        Note 14   Subsequent Events

     On June 01, 2010, Pacific Land and Coffee Corporation issued 1,884,988 shares to the ICTI investment partnership  for outstanding exchange shares related to the original Integrated Coffee Technologies acquisition.

On June 28, 2010, the Board of Directors approved a one-for-twenty reverse stock split, which must be submitted for shareholder approval and notification of non-consenting shareholders.  The financials have been retroactively revised for this change in the capital structure.

On June 28, 2010, the outstanding 900,000 shares of Series A Convertible Preferred Stock have been converted into 900,000 (45,000 Post-Split) shares of common stock in accordance with their terms.

On June 28, 2010, Pacific Land and Coffee Corporation (the "Registrant") established Series B Preferred Stock, authorizing 43,000 shares.  Each Series B Preferred share is convertible into 2,000 shares of Common Stock at the option of the holder.  The Series B Preferred Stock has dividend, liquidation and voting provisions as if the shares were converted into Common Stock the day immediately prior to such instance.

On June 28, 2010, Pacific Land and Coffee Corporation (the "Registrant") acquired 129 University Place LLC, which owns   the Orpheum Theatre located in the New Orleans business district. The purchase price was 42,260 shares of Series B Preferred Stock. The Series B Preferred stock is convertible into 84,520,000 shares of common stock.  The Registrant obtained 100% ownership and voting interest in 129 University Place LLC.

 The Orpheum Theater is listed in the National Register of Historic Places. Flood damaged in Hurricane Katrina, this historic venue will be refurbished by the Company's subsidiary, 129 University Place LLC.  129 University Place has recently purchased the Orpheum Theatre for an agreed price of $8.1 million, including a mortgage of approximately $2.6 million and $5.5 million worth of Rampant Leon Corporation, LLC Convertible Preferred Stock. The Company is still determining the initial accounting for this purchase and has not yet evaluated the carrying value of this asset to determine impairment, if any.  The Company plans to renovate the theater.  Pacific Land and Coffee intends to change its name to "Orpheum Property, Inc."

The Registrant issued 42,260 shares of Series B Preferred Stock in connection with the above described acquisition to one accredited investor, Rampant Leon Financial Corporation.   The offer and sale was made without any public offering or solicitation, and was exempt under Section 4(6) of the Securities Act.

A change of control took place on June 28, 2010 as a result of the acquisition of 129 University Place LLC.  In connection with the acquisition, Mr. John L. Hales and Alfred Coscina resigned as directors and officers. In connection with the acquisition, Andrew Reid was elected as a director and Rod Solow was elected as President.  Rampant Leon Financial Corporation, the owner of 129 University Place LLC, received a majority of the voting rights in the Registrant; Rampant Leon Financial Corporation designated the majority of the members of the Board of Directors; and 129 University LLC’s management prior to the acquisition dominate the Registrant’s senior management post-acquisition.

On June 30, 2010, the new Board of Directors reviewed the Registrant's other business operations and determined to dispose of the existing coffee-related businesses and focus on building a real estate portfolio. Accordingly the coffee related businesses, which had a negative net worth and losses in the year ended March 31, 2010 were sold to Alfred Coscina and John Hales.  Coscina Brothers Coffee Company was sold to Alfred Coscina for $100,000.  The Registrant sold its shares in Integrated Coffee Technologies, Inc. to John Hales for $10,000.  John Hales contributed his residual loan balance.

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

               John L. Hales                                      Chief Executive Officer and Director

Tyrus C. Young

Chief Financial Officer and Secretary

               John L. Hales, 58, has founded, managed and directed several international companies.  He has been active with Integrated Coffee Technologies for the past 11 years.

Tyrus C. Young, 52, formerly owned and operated a Certified Public Accounting firm specializing in audits of companies in regulated industries and currently heads a business management firm in Honolulu, HI and an accounting and tax practice in Mableton, GA.

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

Item 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information relating to the beneficial ownership of Company common stock as of March 31, 2010 by  (i) each person known by Pacific Land and Coffee to be the beneficial owner of more than 5% of the outstanding shares of common stock  and (ii) each of Pacific Land and Coffee's directors and executive officers.  Unless otherwise noted below, Pacific Land and Coffee believes that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.  For purposes hereof, a person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof upon the exercise of warrants or options or the conversion of convertible securities.  Each beneficial owner's percentage ownership is determined by assuming that any warrants, options or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days from the date hereof, have been exercised.

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

Incorporated by reference to the Current Report on Form 8-K dated November 6, 2006.

(b)

Reports on Form 8-K.- None

Item 14. Principal Accountant Fees and Services.

Audit Fees

Our  principal  accountants,  Mantyla, McReynolds LLC,  billed us $ 44,645 and $68,204 for audit fees and review of quarterly  filings in the fiscal years ended  March 31, 2010 and 2009, respectively.

Audit Committees pre-approval policies and procedures.

We do not have an audit committee.  Our engagement of Mantyla McReynolds LLC was approved by the Board of Directors.  No services described in Item 9(e)(2) through 9(e)(4) of Schedule 14A were performed by our auditors.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on July 22, 2010.

PACIFIC LAND AND COFFEE CORPORATION

By:

/s/ Rod Solow

Rod Solow

President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on July 22, 2010.

By:

/s/ Row Solow

President

Rod Solow

(principal executive officer)

By:

/s/ Andrew Reid

Director

Andrew Reid

By:

/s/ Dennis P. Nielsen

Director

Dennis P. Nielsen

By:

/s/ Tyrus C. Young

Chief Financial Officer

Tyrus C. Young

(principal financial and accounting officer)