Form 10-Q
period 2010-08-31
PACIFIC LAND & COFFEE CORP
filed 2010-08-31
CIK 1092791

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

[ x ]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

             SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 2010

[   ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

             SECURITIES EXCHANGE ACT OF 1934 for the transition period from

             ____________   to   ______________

             Commission File Number 0-30595

PACIFIC LAND & COFFEE CORPORATION

(Exact Name of small business issuer as specified in the charter)

                               Delaware                                                                              33-0619256

                       (State or other Jurisdiction of                                                                ( IRS Employer Identification No.)

                              Incorporation or Organization)

201 St. Charles Ave., Ste. 2500, New Orleans, LA  70170-1000

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

Large accelerated filer

______

Accelerated filer ______

Non-accelerated filer______      (Do not check if a smaller reporting company)

                                                Smaller reporting company X

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Common Stock, $.001 par value                                                                                                            15,000,000

Title of Class                                                                                                                              Number of Shares outstanding

                                                                                                                                                                at August 31, 2010

PACIFIC LAND & COFFEE CORPORATION

(A Development Stage Company)

CONSOLIDATED CONDENSED BALANCE SHEET

(Unaudited)

ASSETS

June 30, 2010

March 31, 2010

Unaudited

Audited

Current assets

Cash in bank

$

1,093

$

8,628

Accounts Receivable, net of

allowance for doubtful accounts

of $-0- and $3,248

0

19,378

Other receivables

55,000

0

Prepaid Expenses

0

400

Total Current Assets

56,093

28,406

Property & Equipment

Equipment

0

63,057

Leasehold Improvements

Building Orpheum Theater

4,000,000

0

0

2,827

Less:  Accumulated Depreciation

0

(56,288)

Total Property & Equipment

4,000,000

9,596

Other Assets

Rent Deposit

0

3,979

Total Other Assets

0

3,979

TOTAL ASSETS

$

4,056,093

$

41,981

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities

Accounts Payable

5,243

150,574

Credit Line

0

24,690

Payroll & Excise Taxes Payable

0

23,914

Payable - Jones Day

0

552,505

Advances by Officer

0

26,250

Accrued Interest

36,053

0

Current Portion of Long Term Debt

0

9,934

Demand Note - Orpheum Property

2,698,360

0

Total Current Liabilities

2,739,656

787,867

Long Term Liabilities

0

0

Total Long Term Liabilities

0

0

Stockholder's Equity (Deficit)

Preferred Stock (Class A)- 1,000,000 shares authorized;

par value of $.001 per share; 0 and 900,000 shares

issued and outstanding

0

900

Preferred Stock (Class B)- 50,000 shares authorized;

par value of $2.00 per share; 42,260 and 0 shares

issued and outstanding

84,520

0

Common Stock - 50,000,000 shares authorized;

par value of $.001 per share; 15,000,000 shares

issued and outstanding

15,000

12,775

Capital in excess of par value

2,789,014

959,015

Deficit accumulated during the development stage

(1,572,097)

(1,567,742)

Total Pacific Land Stockholder's Equity (Deficit)

1,316,437

(595,052)

Non-Controlling Interest

0

(150,834)

Total Stockholder's Equity(Deficit)

1,316,437

(745,886)

TOTAL LIABILITIES & STOCKHOLDER'S EQUITY DEFICIT

4,056,093

41,981

The accompanying notes are an integral part of the financial statements.

PACIFIC LAND & COFFEE CORPORATION

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Periods Ended June 30, 2010 and 2009

and for the Period from Inception (February 14, 2003) Through June 30, 2010

THREE MONTHS ENDED

February 14, 2003

June 30,

Through

2010

2009

June 30, 2010

Revenues

Sales/Fees

$

0

$

0

$

96,215

Total Revenues

0

0

96,215

Cost of Sales

0

0

87,178

Gross Profit

0

0

9,037

General & Administrative Expenses

5,222

24,082

386,836

Total Operating Expenses

5,222

24,082

386,836

Net Loss from Operations

(5,222)

(24,082)

(377,799)

Other Income (Expense):

Interest Expense

(1,780)

0

(49,035)

Total Other Income (Expense)

(1,780)

0

(49,035)

Net loss from Continuing Operations

(7,002)

(24,082)

(426,834)

Discontinued Operations

6,113

(35,314)

(1,141,797)

Loss from Sale of Discontinued Operations

(3,466)

0

(3,466)

Net Loss

$

(4,355)

$

(59,396)

$

(1,572,097)

Basic and Diluted Income (Loss) Per Share

Continuing Operations

$

(0.01)

$

(0.01)

$

(0.10)

Discontinued Operations

0.00

(0.08)

(0.19)

Net Loss per Share

$

(0.01)

$

(0.09)

$

(0.29)

Weighted Average Shares Outstanding

12,804,558

12,774,888

6,105,320

The accompanying notes are an integral part of the financial statements.

PACIFIC LAND & COFFEE CORPORATION

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Periods Ended June 30, 2010 and 2009

and for the Period from Inception (February 14, 2003) Through June 30, 2010

THREE MONTHS ENDED

February 14, 2003

June 30,

Through

2010

2009

June 30, 2010

Cash Flows from Operating Activities

Net Loss

$

(4,355)

$

(59,396)

$

(1,572,097)

Adjustments to reconcile net loss to net cash

provided by operating activities

Contribution of interest on advances by officer

--

--

24,071

Common Stock issued for conversion of

  subsidiary stock

--

--

6,881

Stock issued for payment of fees

--

--

128,783

Contributed Capital - noncash fair market value

  of start-up and organization services and costs

--

--

1,000

Change in operating assets and liabilities

  Accounts payable

(46,179)

(6,661)

5,243

  Accrued interest

2,923

--

2,923

Net Cash Used by Continuing Operating Activities

(47,611)

(66,057)

(1,403,196)

Net Cash Used by Discontinued Operating Activities

(3,724)

33,096

(29,068)

Net Cash Used in Operating Activities

(51,335)

(32,961)

(1,432,264)

Cash Flow from Investing Activities

Net Cash Used by Continuing Investing Activities

0

0

0

Net Cash Used by Discontinued Investing Activities

(2,500)

0

(5,327)

Net Cash Used by Investing Activities

(2,500)

0

(5,327)

Cash Flow from Financing Activities

Proceeds from the sale of stock/contributed cash

0

0

471,480

Proceeds from notes payable - related party

0

0

49,700

Proceeds from advances from officer

45,000

37,272

0

Net Cash Provided by Continuing Financing Activities

45,000

37,272

521,180

Net Cash Provided by Discontinued Financing Activities

1,300

(353)

612,964

Net Cash Provided (Used) by Financing Activities

46,300

36,919

1,134,144

Net Increase (Decrease) in Cash

(7,535)

3,958

(303,447)

Beginning Cash Balance

8,628

10,313

0

Cash acquired in merger with Coscina Brothers Coffee Co.

--

--

1,418

Cash acquired in merger with Integrated Coffee Technologies

--

--

303,122

Ending Cash Balance

$

1,093

$

14,271

$

1,093

PACIFIC LAND & COFFEE CORPORATION

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Periods Ended June 30, 2010 and 2009

and for the Period from Inception (February 14, 2003) Through June 30, 2010

THREE MONTHS ENDED

February 14, 2003

June 30,

Through

2010

2009

June 30, 2010

-continued-

Supplemental Disclosure of Cash Flow Information

Cash paid during the year for interest

--

5,654

--

Cash paid during the year for income taxes

--

--

--

Business Acquisitions

Fair value of assets acquired

$

4,000,000

$

--

$

5,275,343

Issuance of debt/assumption of liabilities

--

--

(1,170,013)

Liabilities assumed

(2,731,490)

--

(2,760,379)

Common Stock issued at acquisition

(84,520)

--

(160,961)

Capital in Excess of Par

(1,183,990)

(1,183,990)

The accompanying notes are an integral part of the financial statements.

Pacific Land and Coffee Corporation

(A Development Stage Company)

Notes to Condensed Financial Statements

June 30,  2010

Note 1

Interim Financial Statements

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2010, and the results of operations and cash flows for the three and six months ended June 30, 2010 and for the period from inception thru June 30, 2010 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s March 31, 2010 audited financial statements.  The results of operations for the three months ended June 30, 2010, are not necessarily indicative of the results of operations to be expected for the full fiscal year.

Note 2       Going Concern

                  The Company has limited operating capital and has no current revenues from operations.  Realization of the value of our assets is dependent upon the Company’s ability to meet its future financing requirements as well as the success of future operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Note 3        Investment in Orpheum Theater

On June 28, 2010, the Company acquired 129 University, LLC , whose sole asset is the Orpheum Theater.  The property is being held pending the completion of renovation activity.   The valuation of the property, based on a May, 2008 appraisal was $4,000,000.  We are currently conducting another appraisal which may change the valuation.

Note 4       Long Term Debt

                  The Company has a mortgage on the Orpheum property which bears an interest rate of 13% per annum paid monthly based on a 360 day a year calculation.  The principal is due on demand.  The principal balance as of June 30, 2010 is $2,698,360.

At the time of the acquisition the mortgage note had accrued interest of $33,130.  Between June 28 and June 30, 2010, additional interest of $ 2,923 was accrued making a total principal plus accrued interest at June 30, 2010 of $2,734,413.

Note 5       Related Party Transactions

On June 30, 2010, the two existing coffee related subsidiaries were sold to entities controlled by two former officers and directors.  The purchase price ($110,000) was paid by reducing a cash loan advanced from one of the former directors by $45,000 with the balance of $55,000 due as a cash payment.  As of this report date, $ 29,500 of this balance has already been paid.

Note 6       Discontinued Operations

In accordance with ASC 205-20, the Company has classified all results from operations of its former coffee businesses into discontinued operations line items within the Company’s statements of operations and statements of cash flow.

Note 7       Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update (ASU) 2010-01, “Equity (Topic 505-10): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force)”.  This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260. This update is effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis.  The Company does not expect the provisions of ASU 2010-01 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued Accounting Standards Update (ASU) 2010-02, “Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary”.  This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP.  It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP.  An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10).  For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160.  The Company does not expect the provisions of ASU 2010-02 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued Accounting Standards Update (ASU) 2010-6, “Improving Disclosures about Fair Value Measurements.” This update requires additional disclosure within the roll forward of activity for assets and liabilities measured at fair value on a recurring basis, including transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy and the separate presentation of purchases, sales, issuances and settlements of assets and liabilities within Level 3 of the fair value hierarchy. In addition, the update requires enhanced disclosures of the valuation techniques and inputs used in the fair value measurements within Levels 2 and 3.

The new disclosure requirements are effective for interim and annual periods beginning after December 15, 2009, except for the disclosure of purchases, sales, issuances and settlements of Level 3 measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010. As ASU 2010-6 only requires enhanced disclosures, the company does not expect that the adoption of this update will have a material effect on its financial statements.

In February 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements. The amendments in the ASU remove the requirement for a Securities and Exchange Commission (SEC) filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP

The FASB also clarified that if the financial statements have been revised, then an entity that is not an SEC filer should disclose both the date that the financial statements were issued or available to be issued and the date the revised financial statements were issued or available to be issued. The FASB believes these amendments remove potential conflicts with the SECs literature. All of the amendments in the ASU were effective upon issuance except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements position or results of operations.

Note 8          Subsequent Event

There are no subsequent events which are required to be reported as of August 31, 2010

Item 2       MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Change in Business Emphasis

On June 28, 2010, we acquired 129 University Place LLC, which owns the Orpheum Theater located in the New Orleans central business district. The purchase price was 42,260 shares of Series B Preferred Stock. The Series B Preferred stock is convertible into 84,520,000 shares of common stock.  We obtained 100% ownership and voting interest in 129 University Place LLC, and the Orpheum Theater is the sole asset of 129 University Place LLC.   The Orpheum Theater is listed in the National Register of Historic Places. Flood damaged in Hurricane Katrina, this historic venue will be refurbished by the Company's subsidiary, 129 University Place LLC.

129 University Place had recently purchased the Orpheum Theatre with the assumption of a mortgage lien of $2,698,360 on that same property. The Company has included this asset in its books at its most recent May 2008 appraised value of $ 4,000,000 and is in the process of obtaining an updated independent valuation to determine any impairment or enhancement that may be required for the current value of this asset.  The Company plans to renovate the Theater.  Pacific Land and Coffee Corporation intends to change its name to "Orpheum Property, Inc."

On June 30, 2010, the Directors developed a strategic plan to dispose of the existing loss generating coffee subsidiaries, Coscina Brothers Coffee LLC and Integrated Coffee Technologies Inc and focus on building a quality portfolio of property assets. The plan is to hold these property assets for development and investment purposes with a view to them becoming income producing assets.  It was also decided that consideration would be given to the sale of these same assets should it become appropriate and in the best interests of shareholders. The Orpheum Theater is the first property acquisition in line with this strategy. A number of other property acquisitions are currently being reviewed by the Directors for their suitability in accordance with this strategy.

At the same June 30, 2010 Director’s meeting a cash purchase price of $110,000 was agreed to sell both Coscina Brothers Coffee LLC and Integrated Coffee Technologies Inc to entities controlled by former officers and directors of the company.  The purchase price of $110,000 was paid by reducing a cash loan advanced from one of the former directors by $45,000 with the balance of $55,000 to be paid in cash.   As of the date of this report, $ 29,500 of the balance has already been paid in cash and the remainder of $25,500 is expected shortly. In accordance with ASC 205-20, the Company has classified all results from operations of its former coffee business into discontinued operations line items within the Company’s statements of operations and statements of cash flow.

While the balance sheet of the company has been considerably improved as a result of the strategic decisions referred to above, the company still has limited working capital and no certain means of access to additional fresh capital. Our activities to date have been limited to the acquisition of the Orpheum Theater, development of a business plan which includes the renovation of the Orpheum and identification of other potential property acquisitions as well as seeking additional capital.

The company will need to obtain suitable financing in order to renovate the Orpheum. While the company has no existing commitments for such financing the Directors believe that the required funds can be obtained from a combination of equity and debt financing as well as possible grants and tax credits available from the State of Louisiana and City of New Orleans in relation to the Orpheum Project.  It should also be noted that the company will be required to pay $32,157 as monthly mortgage interest due on the Orpheum Property.

Since we have not yet generated significant and consistent revenues, we are a development stage company as that term is defined in paragraphs 8 and 9 of SFAS No. 7.  Our auditors have included an explanatory paragraph in their report on our annual financial statements dated March 31, 2010, relating to the uncertainty of our business as a going concern, due to our lack of operating history or current revenues, its nature as a start up business, management's limited experience and limited funds.

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

Forward looking information

Our future operating results are subject to many factors, including:

•

Our ability to raise finance to renovate the Orpheum and pay the monthly mortgage interest due on the property;

•

Our ability to restore the Orpheum and successfully reopen it as an entertainment venue

•

Our ability to identify, close and finance other suitable property acquisitions

•

Our ability to identify and manage suitable contactors and specialist advisers to assist in the development of our property portfolio

•

The general economic climate as well as that specific to the New Orleans region and property in particular

•

Other risks currently unknown but which could arise in the future

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

Item 4T. Controls and Procedures.   Disclosure Controls and Procedures Evaluation of disclosure controls and procedures.

 The Company's principal executive officer and its principal financial officer, based on their evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d -14 (c) as of June 30, 2010.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to the Company, including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to management, including our principal executive officer/principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

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

Item 1. LEGAL PROCEEDINGS - None

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS - None

Item 3. DEFAULTS UPON SENIOR SECURITIES - None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None

Item 5. OTHER INFORMATION - None

Item 6. EXHIBITS

Exhibits

31.

Certifications, John L. Hales and Tyrus C. Young, President

 and CFO respectively.

32.

Certification pursuant to 18 U.S.C. Section 1350 of John L. Hales and Tyrus C. Young

                                                               SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                                    PACIFIC LAND AND

                                                                                           COFFEE CORPORATION

Date:    August 31, 2010                                                By:/s/ Tyrus C. Young

                                                                                           Tyrus C. Young

                                                                                           Chief Financial Officer

                                                                                           (chief financial officer

                                                                                           and accounting officer and

                                                                                           duly authorized officer)