Form 10-K/A
period 2010-03-31
PACIFIC LAND & COFFEE CORP
filed 2010-11-04
CIK 1092791

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

  The number of shares outstanding of the issuer's classes of Common Stock as of March 31, 2010:

 Common Stock, $.001 Par Value – 12,744,888 shares            Preferred Stock $.001 Par Value     900,000

DOCUMENTS INCORPORATED BY REFERENCE:  NONE

0

EXPLANATORY NOTE

This amended Form 10-K is filed solely to amend Item 8A, Controls and Procedures (renumbered as 9A(T), and to file updated certifications (Exhibits 31 and  32).

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