Form 10-Q
period 2010-09-30
PACIFIC LAND & COFFEE CORP
filed 2010-11-22
CIK 1092791

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from ____________ to ______________

Commission File Number 0-30595

PACIFIC LAND & COFFEE CORPORATION
(Exact Name of small business issuer as specified in the charter)

Delaware	33-0619256
(State or other Jurisdiction of Incorporation or Organization)	( IRS Employer Identification No.)

201 St. Charles Ave., Ste. 2500, New Orleans, LA 70170
(Address of Principal Executive Offices)

(808) 478-9894
(Issuer’s Telephone Number, including Area Code)

Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13, or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the Registrant was required to file such reports) and (ii) has been Subject to such filing requirements for the past 90 days. Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company	Smaller reporting company	☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐   No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Common Stock, $.001 par value	750,000
Title of Class	Number of Shares outstanding at November 19, 2010

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PACIFIC LAND & COFFEE CORPORATION
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	September 30,	March 31,
ASSETS	2010	2010
	(Unaudited)	(Audited)
Current Assets
Cash in Bank	1,001	8,628
Accounts Receivable, net of
allowance for doubtful accounts of
$ -0- and $3,248	-	19,378
Other receivables	25,000	-
Prepaid Expenses	-	400

Total Current Assets	26,001	28,406

Fixed Assets
Equipment	-	63,057
Leasehold Improvements	-	2,827
Building - Orpheum Theater	6,278,985	---
Less: Accumulated Depreciation	-	(56,288)

Total Fixed Assets	6,278,985	9,596

Other Assets
Rent Deposit	-	3,979

Total Other Assets	-	3,979

TOTAL ASSETS	6,304,986	41,981

The accompanying notes are an integral part of the financial statements

PACIFIC LAND & COFFEE CORPORATION
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	September 30,	March 31,
	2010	2010
	(Unaudited)	(Audited)
Current Liabilities
Accounts Payable	$36,634	$150,574
Credit Line	-	24,690
Payroll & Excise Taxes Payable	-	23,914
Payable - Jones Day	-	552,505
Advances by Officer	-	26,250
Current Portion - Long Term Debt	-	9,934
Accrued Interest	123,750	-
Demand Note - Orpheum - Note 4	2,698,360	-

Total Current Liabilities	2,858,744	787,867

Stockholders' Equity (Deficit)
Preferred Stock Class A - 1,000,000 shares authorized;
Par value of $.001 per share; 900,000 shares issued
and outstanding	-	900
Preferred Stock Class B - 50,000 shares authorized;
Par value of $2.00 per share; 42,260 shares issued
and outstanding	84,520	-
Common Stock - 50,000,000 shares authorized;
Par value of $.001 per share; 750,000 shares
issued and outstanding	750	639
Common Stock to be issued	3,474,000
Capital in excess of par value	1,608,250	971,151
Deficit accumulated during the development stage	(1,721,278)	(1,567,742)

Total Pacific Land Stockholders' Equity (Deficit)	3,446,242	(595,052)
Non-Controlling Interest	-	(150,834)

Total Stockholders' Equity (Deficit)	3,446,242	(745,886)
TOTAL LIABILITIES & STOCKHOLDERS'

EQUITY (DEFICIT)	$6,304,986	$41,981

The accompanying notes are integral part of these financial statements.

PACIFIC LAND & COFFEE CORPORATION
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATION
For the Periods Ended September 30, 2010 and 2009
and for the Perod from Inception (February 14, 2003) Through September 30, 2010
(Unaudited)

	For the Three	For the Three	For the Six	For the Six	February 14,
	Months	Months	Months	Months	2003 through
	September 30,	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009	2010
Revenues
Sales	$0	0	$0	0	$96,215

Total Revenues	0	0	0	0	96,215

Cost of Sales	0	0	0	0	87,178

Gross Profit	0	0	0	0	9,037

General & Administrative Expenses	61,484	28,422	66,705	52,504	448,320

Net Loss from Operations	(61,484)	(28,422)	(66,705)	(52,504)	(439,283)

Other Income (Expense):

Interest Expense	(87,697)	2,309	(89,477)	2,309	(136,732)
Total Other Income (Expense)	(87,697)	2,309	(89,477)	2,309	(136,732)

Net Loss from Continuing Operations	(149,181)	(26,113)	(156,182)	(50,195)	(576,015)

Discontinued Operations	0	(13,062)	6,113	(51,910)	(1,141,797)
Loss - Sale of Disc. Operations	0	0	(3,466)	0	(3,466)

Net Loss	$(149,181)	(39,175)	$(153,535)	(102,105)	$(1,721,278)

Basic and Diluted Income (Loss) Per Share
Continuing Operations	(0.20)	(0.04)	(0.22)	(0.08)
Discontinued Operations	0.00	(0.02)	0.00	(0.08)

Net Loss per Share	$(0.20)	(0.06)	$(0.22)	(0.16)

Weighted Average Shares
Outstanding	750,000	638,744	695,414	638,744

The accompanying notes are an integral part of these financial statements

PACIFIC LAND & COFFEE CORPORATION
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Periods Ended September 30, 2010 and 2009
and for the Perod from Inception (February 14, 2003) Through September 30, 2010
(Unaudited)

	For the Six	For the Six	February 14,
	Months	Months	2003 through
	September 30,	September 30,	September 30,
	2010	2009	2010
Cash Flows from Operating Activities
Net Loss	$(153,535)	$(102,105)	$(1,721,278)
Adjustments to reconcile net loss to net cash used by
operating activities
Contribution of interest on advances by officer	-	-	24,071
Common Stock issued for conversion of
subsidiary stock	-	-	6,881
Stock Issued for payment of fees	-	-	128,783
Contributed Capital - noncash fair market value of start-up
and organization services and costs	-	-	1,000
Increase (Decrease) in accounts payable	(16,790)	(1,551)	34,633
Increase (Decrease) in accrued interest	90,620	---	90,620

Net Cash Used by Operating Activities	(79,705)	(103,656)	(1,435,290)

Cash Flow from Investing Activities
	-	-	-

Net Cash Used by Investing Activities	-	-	-

Cash Flow from Financing Activities
Proceeds from the sale of stock/contributed cash	-	-	471,480
Proceeds from notes payable - related party	-	-	49,700
Proceeds from advances from former officer	75,000	75,312	30,000
Proceeds from mergers	--	--	304,540

Net Cash Provided (Used) by Financing Activities	75,000	75,312	855,720

Net Increase (Decrease) in Cash	(4,705)	(28,344)	(579,570)
Beginning Cash Balance	8,628	10,313	-
Cash provided (used) by Discontinued Operating Activities	(4,924)	22,359	578,569

Ending Cash Balance	$(1,001)	$4,328	(1,001)
Supplemental Disclosure of Cash Flow Information
Cash paid during the year for interest	-	1,673	-
Cash paid during the year for income taxes	-	-	-
Business Acquisitions
Fair value of assets acquired	$6,172,360	$-	$7,447,703
Issuance of debt/assumption of liabilities	-	-	(1,170,013)
Liabilities assumed	(2,731,490)	-	(2,760,379)
Stock Issued at acquisition	(84,520)	-	(160,961)
Capital in Excess of Par	(3,356,350)	-	(3,356,350)

The accompanying notes are an integral part of the financial statements

Pacific Land & Coffee Corporation
(A Development Stage Company)
Notes to Condensed Financial Statements

September 30, 2010

Note 1	Interim Financial Statements

The accompanying financial statements have been prepared by the Company without audit.  In the opinion  of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2010, and the results of operations and cash flows for the six months ended September 30, 2010 and for the period from inception through September 30, 2010.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s March 31, 2010 audited financial statements.  The results of operations for the six months ended September 30, 2010, are not necessarily indicative of the results of operations to be expected for the full fiscal year.

Note 2	Going Concern

Company has limited operating capital with no current revenue from operations.  Realization of a major portion of the assets is dependent upon the Company’s ability to meet its future financing requirements, and the success of future operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Note 3	Investment in Orpheum Theater

On June 28, 2010, the Company acquired 129 University, LLC, whose sole asset was the Orpheum Theater. The property is being held pending the completion of renovation activity.   The purchase price of the building was $6,172,360, which consisted of the assumption of a demand note (Note 4) for $2,698,360 and an obligation to issue $3,474,000 of PLAC stock.  Additional renovation costs of $106,625 have been incurred since the acquisition.

Note 4	Demand Note

The mortgage on the Orpheum property which bears an interest rate of 13% per annum paid monthly and based on a 360 day per year calculation.  The principal is due on demand.  The principal balance as of September 30, 2010 is $ 2,698,360.

At the time of the acquisition the note had accrued interest of $33,130.  Between June 28 and September 30, 2010, additional interest of $ 90,620 was accrued, with a September 30, 2010, accrued interest balance of $123,750.

Note 5	Related Party Transactions

On June 30, 2010, the two existing coffee related subsidiaries were sold to entities controlled by two former officers and directors.  The purchase price ($110,000) was paid by reducing the amounts due to a former director by $45,000 and recording a short term receivable of $55,000.  As of this report date, $ 30,000 has been repaid and the balance is expected to be paid shortly.

Note 6	Discountinued Operationd

In accordance with ASC 205-20, the Company has classified all results from operations of its former business of coffee research into discontinued operations line items within the Company's statements of operations and statements of cash flow.

Note 7	Subsequent Event

On October 22, 2010, the Company filed a Schedule 14C with the Securities and Exchange Commission for the purpose of:

a) Implementing a reverse stock split wherein all stockholders of record on August 6, 2010, will receive 1 post-split share of Common Stock for every 20 pre-split shares of Common Stock held,
b) Approved the Certificate of Amendment of the Company’s Certificate of Incorporation to be filed with the Secretary of State of the State of Delaware to effect the Reverse Stock Split, and
c) Approved the Certificate of Amendment of the Company’s Certificate of Incorporation to be filed with the Secretary of State of the State of Delaware to change the name of the Corporation to “Orpheum Property, Inc.” or a similar name to be determined by the Board of Directors.

All stockholders affected by these changes have been sent a Notice of Stockholder Action by Written Consent via US Mail effective October 22, 2010, and the changes will become effective twenty (20) days later.

The current financial statements have incorporated the effect of the reverse stock split in its Balance Sheet presentation as well as the reporting on weighted average shares presentations.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Change in Business Emphasis

On June 28, 2010, we acquired 129 University Place LLC, which owns the Orpheum Theater located in the New Orleans central business district. The purchase price was 42,260 shares of Series B Preferred Stock.  The Series B Preferred stock is convertible into 84,520,000 (pre-split) shares of common stock. We obtained 100% ownership and voting interest in 129 University Place LLC, and the Orpheum Theater is the sole asset of 129 University Place LLC. The Orpheum Theater is listed in the National Register of Historic Places.  Flood damaged in Hurricane Katrina, this historic venue will be refurbished by the Company's subsidiary, 129 University Place LLC.

129 University Place LLC had recently purchased the Orpheum Theatre with the assumption of a mortgage lien of $2,698,360 on that same property and a commitment to provide stock valued at $3,474,000 to the prior owners.  The stock to be issued was to be from a publicly traded company, which is now identified as Pacific Land & Coffee Company.  The Company has included this asset in its books at its cost basis of $6,172,360. The Company plans to renovate the Theater. Pacific Land and Coffee Corporation intends to change its name to "Orpheum Property, Inc."

On June 30, 2010, the Directors developed a strategic plan to dispose of the existing loss making coffee subsidiaries, Coscina Brothers Coffee LLC and Integrated Coffee Technologies Inc and focus on building a quality portfolio of property assets. The plan is to hold these property assets for development and investment purposes with a view to them becoming income producing assets. It was also decided that consideration would be given to the sale of these same assets should it become appropriate and in the best interests of shareholders.  The Orpheum Theater was the first property acquisition in line with this strategy.  A number of other property acquisitions are currently being reviewed by the Directors for their suitability in accordance with this strategy.

At the same June 30, 2010 Director’s meeting a cash purchase price of $110,000 was agreed to sell both Coscina Brothers Coffee LLC and Integrated Coffee Technologies Inc to entities controlled by former officers and directors of the company. The purchase price of $110,000 was paid by reducing a cash loan advanced from one of the former directors by $45,000 with the balance of $55,000 to be paid in cash.  As of the date of this report, $ 29,500 of the balance has already been paid in cash and the remainder of $25,000 is expected shortly. In accordance with ASC 205-20, the Company has classified all results from operations of its former coffee business into discontinued operations line items within the Company’s statements of operations and statements of cash flow.

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

Forward looking information

Our future operating results are subject to many factors, including:

●Our ability to raise finance to renovate the Orpheum and pay the monthly mortgage interest due on the property;
●Our ability to restore the Orpheum and successfully reopen it as an entertainment venue;
●Our ability to identify, close and finance other suitable property acquisitions;
●Our ability to identify and manage suitable contactors and specialist advisers to assist in the development of our property portfolio;
●The general economic climate as well as that specific to the New Orleans region and property in particular;
●Other risks currently unknown but which could arise in the future.

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
ITEM 4T. CONTROLS AND PROCEDURES. DISCLOSURE CONTROLS AND PROCEDURES EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

The Company's principal executive officer and its principal financial officer, based on their evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d -14 (c) as of September 30, 2010, based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were not effective such that the information relating to the Company, including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to management, including our principal executive officer/principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs.  Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS - None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS - None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4. REMOVED AND RESERVED

ITEM 5. OTHER INFORMATION - None

ITEM 6. EXHIBITS

Exhibits

31.	Certifications, Andrew Reid and Tyrus C. Young, CEO and CFO, respectively.

32.	Certification pursuant to 18 U.S.C. Section 1350 of Andrew Reid and Tyrus C. Young.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC LAND & COFFEE CORPORATION

Date: November 22, 2010	By:	/s/ Tyrus C. Young
Tyrus C. Young Chief Financial Officer
(chief financial officer and accounting officer and duly authorized officer)