Form 10-K/A
period 2009-03-31
Orpheum Property Inc
filed 2011-01-20
CIK 1092791

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

[x]

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended March 31, 2009

[ ]

Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                          to    ___________

Commission File Number 0-30595

ORPHEUM PROPERTY, INC.

(Exact name of small business issuer in its charter)

PACIFIC LAND AND COFFEE CORPORATION

(Former name)

Delaware

33-0619256

(State or other jurisdiction of incorporation or organization)

(I.R.S. Employer Identification No.)

201 St. Charles Street, Suite 2557A

New Orleans, Louisiana

70170

(Address of principal executive offices)

(Zip Code)

Registrant's telephone number, including area code:               (504) 599-5697

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

Item 9A (T).  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. We  maintain  disclosure controls and procedures designed to ensure  that information required  to be disclosed in our reports filed under the Securities Exchange Act of 1934, as  amended  (the  Exchange Act), is recorded, processed, summarized, and reported accurately, in accordance with U.S. Generally Accepted Accounting  Principles and within the required  time  periods,  and  that  such information is  accumulated  and  communicated to our management, including our Chief Executive Officer, who is also our acting  Chief Financial  Officer,  as appropriate, to allow for timely decisions regarding disclosure. As of the end of the period covered by this report (March 31, 2009) , we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)).  Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of the end of the period covered by this Annual Report on Form 10-K our disclosure controls and procedures were effective to enable us to accurately record, process, summarize and report certain information required to be included in the Company’s periodic SEC filings within the required time periods, and to accumulate and communicate to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations  ("COSO"). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of the end of the period covered by this Annual Report on Form 10-K our internal control over financial reporting was effective as of the fiscal year ended March 31, 2009.

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

Exhibit No.

Document Description

31. Chief Executive Officer and Chief Financial Officer - Rule 13a-15(e) Certification. Filed herewith.

32. Chief Executive Officer and Chief Financial Officer - Sarbanes-Oxley Act Section 906 Certification. Filed here with

(b)

Reports on Form 8-K.- None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on January 20, 2011.

ORPHEUM PROPERTY, INC.

By:

/s/ Andrew V. Reid

Andrew V. Reid

Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on January 20, 2011.

By:

/s/ Andrew V. Reid

Chief Executive and Financial Officer and Director

Andrew V. Reid

(principal executive officer and financial and accounting officer)

By:

/s/ Michael Bowers

President and Director

Michael Bowers

By:

/s/ Bruce Gwyn

Director

Bruce Gwyn

3