Form 10-Q
period 2010-12-31
Orpheum Property Inc
filed 2011-02-14
CIK 1092791

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☑       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from________   to   ________

Commission File Number 0-30595

CIK Number 0001092791

ORPHEUM PROPERTY, INC.
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Common Stock, $.001 par value	749,995
Title of Class	Number of Shares outstanding at February 9, 2010

Traditional Small Business Format      Yes ☐   No ☑

No exhibits included.

ORPHEUM PROPERTY, INC
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2010	2010
ASSETS	(Unaudited)	(Audited)
Current Assets
Cash in Bank	$635	$8,628
Accounts Receivable, net of
allowance for doubtful accounts of
$ -0- and $3,248	---	19,378
Other receivables	25,000	---
Prepaid Expenses	---	400
Total Current Assets	25,635	28,406
Fixed Assets
Equipment	---	63,057
Leasehold Improvements	---	2,827
Building - Orpheum Theater	6,281,735	---
Less: Accumulated Depreciation	---	(56,288)
Total Fixed Assets	6,281,735	9,596
Other Assets
Rent Deposit	---	3,979
Total Other Assets	---	3,979
TOTAL ASSETS	$6,307,370	$41,981

The accompanying notes are an integral part of the financial statements

	December 31,	March 31,
	2010	2010
LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	(Unaudited)	(Audited)
Current Liabilities
Accounts Payable	$38,443	$150,574
Credit Line	---	24,690
Payroll & Excise Taxes Payable	---	23,914
Payable - Jones Day	---	552,505
Advances by Officer	---	26,250
Current Portion - Long Term Debt	---	9,934
Accrued Interest	211,446	---
Demand Note - Orpheum - Note 4	2,698,360	---
Total Current Liabilities	2,948,249	787,867
Stockholders' Equity (Deficit)
Preferred Stock Class A - 1,000,000 shares authorized;
Par value of $.001 per share; 900,000 shares issued
and outstanding	---	900
Preferred Stock Class B - 50,000 shares authorized;
Par value of $2.00 per share; 42,260 shares issued
and outstanding	84,520	---
Common Stock - 50,000,000 shares authorized;
Par value of $.001 per share; 749,995 shares
issued and outstanding	750	639
Common Stock to be issued	3,474,000
Capital in excess of par value	1,615,090	971,151
Deficit accumulated during the development stage	(1,815,239)	(1,567,742)
Total Pacific Land Stockholders' Equity (Deficit)	3,359,121	(595,052)
Non-Controlling Interest	---	(150,834)
Total Stockholders' Equity (Deficit)	3,359,121	(745,886)
TOTAL LIABILITIES & STOCKHOLDERS'
EQUITY (DEFICIT)	$6,307,370	$41,981

The accompanying notes are an integral part of the financial statements

ORPHEUM PROPERTY, INC
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATION
For the Periods Ended December 31, 2010 and 2009
and for the Perod from Inception (February 14, 2003) Through December 31, 2010

	(Unaudited)
	For the Three	For the Three	For the Nine	For the Nine	February 14,
	Months	Months	Months	Months	2003 through
	December 31,	December 31,	December 31,	December 31,	December 31,
	2010	2009	2010	2009	2010
Revenues
Sales	$0	$0	$0	$0	$96,215
Total Revenues	0	0	0	0	96,215
Cost of Sales	0	0	0	0	87,178
Gross Profit	0	0	0	0	9,037
General & Administrative Expenses	6,264	18,162	72,970	70,666	454,584
Net Loss from Operations	(6,264)	(18,162)	(72,970)	(70,666)	(445,547)
Other Income (Expense):
Interest Expense	(87,697)	1,504	(177,173)	3,814	(224,429)
Total Other Income (Expense)	(87,697)	1,504	(177,173)	3,814	(224,429)
Net Loss from Continuing Operations	(93,961)	(16,658)	(250,143)	(66,852)	(669,976)
Discontinued Operations	0	(5,582)	6,113	(57,693)	(1,141,797)
Loss - Sale of Disc. Operations	0	0	(3,466)	0	(3,466)
Net Loss	$(93,961)	$(22,240)	$(247,496)	$(124,545)	$(1,815,239)
Basic and Diluted Income (Loss) Per Share
Continuing Operations	(0.13)	(0.03)	(0.35)	(0.10)
Discontinued Operations	0.00	(0.01)	0.00	(0.09)
Net Loss per Share	$(0.13)	$(0.03)	$(0.35)	$(0.19)
Weighted Average Shares
Outstanding	749,995	638,744	713,670	638,744

The accompanying notes are an integral part of the financial statements

ORPHEUM PROPERTY, INC
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Periods Ended December 31, 2010 and 2009
and for the Perod from Inception (February 14, 2003) Through December 31, 2010
(Unaudited)

	For the Nine	For the Nine	February 14,
	Months	Months	2003 through
	December 31,	December 31,	December 31,
	2010	2009	2010
Cash Flows from Operating Activities
Net Loss	$(247,496)	$(124,545)	$(1,815,239)
Adjustments to reconcile net loss to net cash used by
operating activities
Contribution of interest on advances by officer	---	---	24,071
Common Stock issued for conversion of
subsidiary stock	---	---	6,881
Stock Issued for payment of fees	---	---	128,783
Contributed Capital - noncash fair market value of start-up
and organization services and costs	---	---	1,000
Increase (Decrease) in accounts payable	(12,979)	2,092	38,444
Increase (Decrease) in accrued interest	178,316	---	178,316
Net Cash Used by Operating Activities	(82,159)	(122,453)	(1,437,744)
Cash Flow from Investing Activities
Improvements to Orpheum Theater	(109,375)	----	(109,375)
Net Cash Used by Investing Activities	(109,375)	----	(109,375)
Cash Flow from Financing Activities
Proceeds from the sale of stock/contributed cash	113,465	----	584,945
Proceeds from notes payable - related party	----	----	49,700
Proceeds from advances from former officer	75,000	88,760	30,000
Proceeds from mergers	----	----	304,540
Net Cash Provided (Used) by Financing Activities	188,465	88,760	969,185
Net Increase (Decrease) in Cash	(3,069)	(33,693)	(577,934)
Beginning Cash Balance	8,628	10,313	----
Cash provided (used) by Discontinued Operating Activities	(4,924)	27,219	578,569
Ending Cash Balance	$635	$3,839	635

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for interest	----			1,673	----
Cash paid during the year for income taxes	----		----		----
Business Acquisitions
Fair value of assets acquired	$6,172,360	$	----		$7,447,703
Issuance of debt/assumption of liabilities	----		----		(1,170,013)
Liabilities assumed	(2,731,490)		----		(2,760,379)
Stock Issued at acquisition	(84,520)		----		(160,961)
Capital in Excess of Par	(3,356,350)		----		(3,356,350)

ORPHEUM PROPERTY, INC
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

December 31, 2010

Note 1     Interim Financial Statements

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of  December 31, 2010, and the results of operations and cash flows for the nine months ended December 31, 2010 and for the period from inception through December 31, 2010.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s March 31, 2010 audited financial statements.  The results of operations for the nine months ended December 31, 2010, are not necessarily indicative of the results of operations to be expected for the full fiscal year.

Note 2     Going Concern

The Company has limited operating capital with no current revenue from operations.  Realization of a major portion of the assets is dependent upon the Company’s ability to meet its future financing requirements, and the success of future operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Note 3     Investment in Orpheum Theater

On June 28, 2010, the Company acquired 129 University, LLC , whose sole asset was the Orpheum Theater. The property is being held pending the completion of renovation activity.   The purchase price of the building was $6,172,360, which consisted of the assumption of a demand note (Note 4) for $2,698,360 and an obligation to issue $3,474,000 of PLAC stock.  Additional renovation costs of $109,375 have been incurred since the acquisition.

Note 4     Demand Note

The mortgage on the Orpheum property which bears an interest rate of 13% per annum paid monthly and based on a 360 day per year calculation.  The principal is due on demand.  The principal balance as of December 31, 2010 is $ 2,698,360.

At the time of the acquisition the note had accrued interest of $33,130.  Between June 28 and December 31, 2010, additional interest of $ 178,318 has been accrued, with a December 31, 2010, accrued interest balance of $211,446.

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

Also, during June, 2010, the same former director paid our former audit firm a total of $45,000 for bills incurred by the firm over the prior year.

Note 6     Discontinued Operations

In accordance with ASC 205-20, the Company has classified all results from operations of its former business of coffee research into discontinued operations line items within the Company's statements of operations and statements of cash flow.

Note 7     Reverse Stock Split

On October 22, 2010, the Company filed a Schedule 14C with the Securities and Exchange Commission for the purpose of:

a) Implementing a reverse stock split wherein all stockholders of record on August 6, 2010, will receive 1 post-split share of Common Stock for every 20 pre-split shares of Common Stock held,

b) Approved the Certificate of Amendment of the Company’s Certificate of Incorporation to be filed with the Secretary of Stateof the State of Delaware to effect the Reverse Stock Split, and

c) Approved the Certificate of Amendment of the Company’s Certificate of Incorporation to be filed with the Secretary of Stateof the State of Delaware to change the name of the Corporation to “Orpheum Property, Inc.” or a similar name to be determined by the Board of Directors.

All stockholders affected by these changes have been sent a Notice of Stockholder Action by Written Consent via US Mail effective October 22, 2010, and the changes will become effective twenty (20) days later.The current financial statements have incorporated the effect of the reverse stock split in its Balance Sheet presentation as well as the reporting on weighted average shares presentations.

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

129 University Place LLC had recently purchased the Orpheum Theatre with the assumption of a mortgage lien of $2,698,360 on that same property and a commitment to provide stock valued at $3,474,000 to the prior  owners.  The stock to be issued was to be from a publicly traded company, which is now identified as ORPHEUM PROPERTY INC  The Company has included this asset in its books at its cost basis of $6,172,360. The Company plans to renovate the Theater. ORPHEUM PROPERTIES, INC has changed its name from Pacific Land & Coffee Corporation effective with its October 22, 2010, filing with the SEC.

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

While the balance sheet of the company has been considerably improved as a result of the strategic decisions referred to above, the company still has limited working capital and no certain means of access to additional fresh capital. Our activities to date have been limited to the acquisition of the OrpheumTheater, development of a business plan which includes the renovation of the Orpheum and identification of other potential property acquisitions as well as seeking additional capital.

The company will need to obtain suitable financing in order to renovate the Orpheum. While the company has no existing commitments for such financing the Directors believe that the required funds can be obtained from a combination of equity and debt financing as well as possible grants and tax credits available from the State of Louisiana and City of New Orleans in relation to the Orpheum Project. It should also be noted that the company will be required to pay $29,232 as monthly mortgage interest due on the Orpheum Property.

Information included in this report includes forward looking statements, which can be identified by the use of forward-looking terminology such as may, will, expect, anticipate, believe, estimate, or continue, or the negative thereof or other variations thereon or comparable terminology. The and disclaimers in this report constitute cautionary statements identifying important factors, including risks and uncertainties, relating to the forward-looking statements that could cause actual results to differ materially from those reflected in the forward-looking statements.

Forward looking information

Our future operating results are subject to many factors, including:

 Our ability to raise finance to renovate the Orpheum and pay the monthly mortgage interest due on the property;
 Our ability to restore the Orpheum and successfully reopen it as an entertainment venue
 Our ability to identify, close and finance other suitable property acquisitions
 Our ability to identify and manage suitable contactors and specialist advisers to assist in the development of our property portfolio
 The general economic climate as well as that specific to the New Orleans region and property in particular
 Other risks currently unknown but which could arise in the future In some cases, you can identify forward-looking statements by terminology such as "may," "should," "could," "predict," "potential," "continue," "expect," "anticipate," "future," "intend," "plan," "believe," "estimate" and similar expressions (or the negative of such expressions). Any or all of our forward looking statements in this annual report and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Consequently, no forward looking statement can be guaranteed. In addition, we undertake no responsibility to update any forward-looking statement to reflect events or circumstances which occur after the date of this report.

Critical Accounting Policies

Our discussion and analysis of results of operations and financial condition are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis, including those related to provisions for uncollectible accounts receivable, inventories, valuation of intangible assets and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The accounting policies that we follow conform to accounting principles generally  accepted in the United States, and have been consistently applied in the preparation of the financial statements.
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

ITEM 4T. CONTROLS AND PROCEDURES. DESCLOSURE CONTROLS AND PROCEDURES EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

The Company's principal executive officer and its principal financial officer, based on their evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d -14 (c) as of December 31, 2010 , Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to the Company, including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to management, including our principal executive officer/principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Changes in internal controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the date of their evaluation.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITME 4. REMOVED AND RESERVED

ITME 5. OTHER INFORMATION

None

ITME 6. EXHIBITS

Exhibits

31. Certifications, Andrew Reid and Tyrus C. Young, CEO and CFO respectively.

32. Certification pursuant to 18 U.S.C. Section 1350 of Andrew Reid and Tyrus C. Young

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORPHEUM PROPERTY, INC.

Date: February , 2011	By:	/s/ Tyrus C. Young
Tyrus C. Young
Chief Financial Officer (Chief Financial Officer and Accounting Officer and duly authorized Officer)