Form 10-Q
period 2011-06-30
Orpheum Property Inc
filed 2012-08-22
CIK 1092791

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13, or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the Registrant was required to file such reports) and (ii) has been Subject to such filing requirements for the past 90 days.  Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐      No  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act).

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Common Stock, $.001 par value	213,718,394
Title of Class	Number of Shares outstanding at August 20, 2012

PART I

ITEM1. FINANCIAL STATEMENT

ORPHEUM PROPERTY, INC.
(A Development Stage Company)
BALANCE SHEETS

ASSETS
	June 30,	March 31,
	2011	2011
	(Unaudited)	(Audited)
Current Assets
Cash in Bank	$-	$727
Prepaid Expenses	2,645	5,000

Total Current Assets	2,645	5,727

Fixed Assets
Undeveloped land	20,000	-
Building - Orpheum Theater	6,366,617	6,296,935
Less: Accumulated Depreciation	-	-

Total Fixed Assets	6,386,617	6,296,935

Other Assets
Deposit - Land Escrow	6,500	-

Total Other Assets	6,500	-

TOTAL ASSETS	$6,395,762	$6,302,662

The accompanying notes are an integral part of the financial statements

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
	June 30,	March 31,
	2011	2011
	(Unaudited)	(Audited)

Current Liabilities
Accounts Payable	$68,766	$31,867
Bank Overdraft	7,495	-
Accrued Interest	386,840	299,143
Demand Note - Orpheum - Note 4	2,698,360	2,698,360

Total Current Liabilities	3,161,461	3,029,370

Stockholders' Equity (Deficit)
Preferred Stock - 1,000,000 shares authorized;
Face value of $5.00, non-convertible, non-dividend
producing; 40,000 & -0- shares outstanding at
June 30, 2011 and March 31, 2011, respectively	200,000	0
Common Stock - 500,000,000 shares authorized;
Par value of $.001 per share; 6,461,336 shares issued and outstanding	6,462	6,462
Stock to be issued	3,450,734	3,415,734
Capital in excess of par value	3,239,477	3,133,706
Deficit accumulated during the development stage	(3,662,372)	(3,282,610)

Total Pacific Land Stockholders' Equity (Deficit)	3,234,301	3,273,292

TOTAL LIABILITIES & STOCKHOLDERS'
EQUITY (DEFICIT)	$6,395,762	$6,302,662

The accompanying notes are an integral part of the financial statements

ORPHEUM PROPERTY, INC.
(A Development Stage Company)
STATEMENTS OF OPERATION
For the Three Months Ended June 30, 2011 and 2010
and for the Perod from Inception (February 14, 2003) Through June 30, 2011

			February 14,
	For the Three Months Ended		2003 through
	June 30,	June 30,	June 30,
	2011	2010	2011
Revenues
Sales	$0	$0	$0

Total Revenues	0	0	0

Cost of Sales	0	0	0

Gross Profit	0	0	0

General & Administrative Expenses	292,064	5,222	2,022,539

Net Loss from Operations	(292,064)	(5,222)	(2,022,539)

Other Income (Expense):
Other Income	0	0	96,215
Interest Expense	(87,697)	(1,780)	(375,460)

Total Other Income (Expense)	(87,697)	(1,780)	(375,460)

Net Loss from Continuing Operations	(379,761)	(7,002)	(2,397,999)

Discontinued Operations	0	6,113	(1,235,906)
Loss - Sale of Disc. Operations	0	(3,466)	(28,467)

Net Loss	$(379,761)	$(4,355)	$(3,662,372)

Basic and Diluted Income (Loss) Per Share
Continuing Operations	(0.06)	(0.01)
Discontinued Operations	0.00	0.00

Net Loss per Share	$(0.06)	$(0.01)

Weighted Average Shares
Outstanding	6,461,336	640,228

The accompanying notes are an integral part of these financial statements

ORPHEUM PROPERTY, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
For the Three Months Ended June 30, 2011 and 2010
and for the Perod from Inception (February 14, 2003) Through June 30, 2011

			February 14,
	For the Three Months Ended		2003 through
	June 30,	June 30,	June 30,
	2011	2010	2011
Cash Flows from Operating Activities
Net Loss	$(379,761)	$(4,355)	$(3,662,372)
Adjustments to reconcile net loss to net cash used by
operating activities
Contribution of interest on advances by officer	-	(3,724)	24,071
Common Stock issued for conversion of
subsidiary stock	-	-	6,881
Stock Issued/to be issued for payment of fees	215,000	-	1,677,248
Contributed Capital - noncash fair market value of start-up
and organization services and costs	-	-	1,000
Bad debt recognized	-	-	25,000
(Increase) Decrease in Prepaid expenses	2,355	-	(2,645)
Increase (Decrease) in accounts payable	36,899	(46,179)	68,766
Increase (Decrease) in accrued interest	87,697	2,923	353,710
Net Cash Used by Operating Activities	(37,810)	(51,335)	(1,508,341)

Cash Flow from Investing Activities
Investment in eqquipment	-	(2,500)	-
Deposits into Land Escrow	(6,500)		(6,500)
Improvements to Orpheum Theater	(69,682)	-	(194,257)
Net Cash Used by Investing Activities	(76,182)	(2,500)	(200,757)

Cash Flow from Financing Activities
Proceeds from the sale of stock/contributed cash	105,770	-	761,293
Proceeds from notes payable - related party	-	1,300	49,700
Proceeds from advances from former officer - net	-	45,000	30,000
Proceeds from mergers	-	-	304,540
Payment to reduce Stock Payable	-	-	(22,500)
Bank overdraft	7,495	-	7,495
Net Cash Provided (Used) by Financing Activities	113,265	46,300	1,130,528

Net Increase (Decrease) in Cash	(727)	(7,535)	(578,570)

Beginning Cash Balance	727	8,628	-

Cash (Used in) Provided by Discontinued Operations	-	-	578,570

Ending Cash Balance - Bank Overdraft	$-	$1,093	-

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for interest	$-	$-	$-

Cash paid during the year for income taxes	$-	$-	$-

Impact of Sale of Discontinued Operations
Liabilities assumed in excess of assets released	-	794,153	794,153
Reduction in Noncontrolling Interest of
Discontinued Operations	-	(150,834)	(150,834)
Increase in Additional Paid in Capital	-	(643,319)	(643,319)

Net Transaction	$-	$-	$-

Business Acquisitions
Fair value of assets acquired	$-	$-	$7,447,703
Issuance of debt/assumption of liabilities	-	-	(1,170,013)
Liabilities assumed	-	-	(2,760,379)
Stock Issued at acquisition	-	-	(160,961)
Capital in Excess of Par	-	-	(3,356,350)

Net Transaction	-	-	-

The accompanying notes are an integral part of the financial statements

Orpheum Property, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements

June 30, 2011

Note 1	Organization and Summary of Significant Accounting Policies

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

Basis of Presentation

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Security and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report filed with the SEC on Form 10K.  In the opinion of management all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position and the results of operations and cash flows for the interim periods presented have been reflected herein.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s March 31, 2011 audited financial statements.  The results of operations for the three months ended June 30, 2011, are not necessarily indicative of the results of operations to be expected for the full fiscal year.

Note 1.	Organization and Summary of Significant Accounting Policies (Continued)

Basis of Presentation (Continued)

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

Basic Loss per Common Share

The Company computes basic loss per common share in accordance with FASB ASC Topic 260-10, Earnings Per Share.  Net loss is divided by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share is computed using weighted average number of common shares plus dilutive common shares equivalents outstanding during the period using the treasury stock method.  Because the Company incurred losses for the three months ended June 30, 2011 and 2010, the effect of any equivalent shares for each year would be excluded from the loss per share computation since the impact would be antidilutive.  There were no common stock equivalents outstanding as June 30, 2011 and 2010.

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

Recently Issued Accounting Standards (Continued)

In December 2010, the FASB issued authoritative guidance that modified Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts.  For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists.  In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist such as if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  This new authoritative guidance was effective April 1, 2011 and did not have any impact on the Company’s financial statements.

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

Note 3.	Investment in Property

On June 28, 2010, the Company acquired 129 University, LLC , whose sole asset was the Orpheum Theater.  The property is being held pending the completion of renovation activity.  The property is valued at the purchase price of $6,172,360 plus renovation costs totaling $194,257 through June 30, 2011.

On June 10, 2011, the Company purchased undeveloped property in Arkansas for $20,000 and is obligated to issue stock as payment.  As the stock was not issued as of June 30, 2011, Stock to be Issued has been credited in the amount of $20,000 until the determination of quantity and price is formalized.

Note 4.	Demand Note Payable

The mortgage on the Orpheum property which bears an interest rate of 13% per annum accrued monthly based on a 360 day per year calculation.  The principal is due on demand.  The principal balance at June 30, 2011, was $2,698,360.

At the time of the Company’s acquisition the note had accrued interest of $33,130.  Accrued interest balances were $386,840 and $36,053 at June 30, 2011 and 2010, respectively.

The demand note consists of debentures that are held by numerous individuals.  In February, 2011, some of the debenture holders filed a lawsuit against the owners of the Orpheum Theater prior to its transfer to 129 University Place and against 129 University Place demanding either payment or release of the property.  Terms of the agreement require that the Company participate in an arbitration process first.  The Company is currently working with legal counsel, lending sources, and the debenture holders to provide for a quick settlement of their claims and satisfaction of their complaint.

Note 5.	Related Party Transactions

During the three months ended June 30, 2011, the Company received cash contributions of $105,771 (net) from a related party in which our Chairman, Andrew Reid, is a principal shareholder.

Note 6.	Discontinued Operations

In accordance with ASC 205-20, the Company has classified all results from operations of its former business of coffee research into discontinued operations line items within the Company's statements of operations and statements of cash flow.  These are reflected in the presentation of information for the three months ended June 30, 2010 and for the period of inception (February 14, 2003) through June 30, 2011.

Note 7.	Issuance of Preferred Stock

On June 6, 2011, the Company issued 40,000 shares of a series of its Preferred Stock with a $5.00 face value per share as compensation to a consultant that was owed $200,000.

Note 8.	Subsequent Events

In accordance with FASB ASC 855, Subsequent Events, the Company evaluates events and transactions that occur after the balance sheet date for potential recognition in the in the financial statements.  The effect of all subsequent events that provide additional evidence of conditions that existed at the balance sheet date are recognized in the financial statements as of June 30, 2011.  In preparing these financial statements, the Company evaluated the events and transactions that occurred through the date these financial statements were issued.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Forward looking information

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

Change in Business Emphasis

On June 28, 2010, we acquired 129 University Place LLC, which owns the Orpheum Theater located in the New Orleans central business district.  The purchase price was 42,260 shares of Series B Preferred Stock.  The Series B Preferred stock was convertible into 84,520,000 (pre-split) shares of common stock.  We obtained 100% ownership and voting interest in 129 University Place LLC, and the Orpheum Theater is the sole asset of 129 University Place LLC.  The Orpheum Theater is listed in the National Register of Historic Places. The Company intends to refurbish this historic venue to repair damage caused by Hurricane Katrina.

129 University Place LLC had recently purchased the Orpheum Theatre with the assumption of a mortgage lien of $2,698,360 on that same property and a commitment to provide stock valued at $3,474,000 to the prior owners.  The stock to be issued was to be from a publicly traded company, which is now identified as Orpheum Property Inc.  The Company has included this asset in its books at its cost basis of $6,172,360.  The Company plans to renovate the Orpheum Theater.  On October 22, 2010, the Company changed its name from Pacific Land & Coffee Corporation.

On June 30, 2010, the Company developed a strategic plan to dispose of its existing loss making coffee subsidiaries, Coscina Brothers Coffee, LLC and Integrated Coffee Technologies Inc., and focus on building a quality portfolio of property assets.  The plan is to hold these property assets for development and investment purposes with a view to them becoming income producing assets.  It was also decided that consideration would be given to the sale of these same assets should it become appropriate and in the best interests of shareholders.  The Orpheum Theater was the first property acquisition in line with this strategy.  A number of other property acquisitions are currently being reviewed by the Directors for their suitability in accordance with this strategy.

On June 30, 2010, the Company sold Coscina Brothers Coffee, LLC and Integrated Coffee Technologies Inc. to entities controlled by former officers and directors of the Company.  In accordance with ASC 205-20, the Company has classified all results from operations of its former coffee business into discontinued operations line items within the Company’s statements of operations and statements of cash flow.

While the Company’s balance sheet has been considerably improved as a result of the strategic decisions referred to above, the company still has limited working capital and no certain means of access to additional fresh capital.  Our activities to date have been limited to the acquisition of the Orpheum Theater, development of a business plan which includes the renovation of the Orpheum and identification of other potential property acquisitions as well as seeking additional capital.

The Company will need to obtain suitable financing in order to renovate the Orpheum Theater.  While the Company has no existing commitments for such financing the Directors believe that the required funds can be obtained from a combination of equity and debt financing as well as possible grants and tax credits available from the State of Louisiana and City of New Orleans in relation to the Orpheum Theater.  The Company is currently accruing $29,232 as monthly mortgage interest due on the Orpheum Property.

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

RESULTS OF OPERATIONS

We incurred a net loss of $ 379,761 for the three months ended June 30, 2011, and had a working capital deficit of $ 7,495 as of June 30, 2011.  We do not anticipate having positive net income in the immediate future.  Net cash used by operations for the three months ended June 30, 2011 was $37,810.  These conditions create an uncertainty as to our ability to continue as a going concern.

Results of Operations for the three months ended June 30, 2011 compared to the three months ended June 30, 2010

General & Administrative Expenses

General and Administrative Expenses increased in the three months ended June 30, 2011, as compared to the three months ended June 30, 2010 from $5,222 to $292,064.  The majority of the increase was due to consulting expenses incurred in 2011.

Loss from Operations

The increase in our operating loss for the three months ended June 30, 2011, as compared to the period ended June 30, 2010 from $5,222 to $292,064 is due to the increase in general and administrative expenses described above.

Interest Expense

We incurred interest expense of $87,697 during the three months ended June 30, 2011 as compared to $1,780 for the three months ended June 30, 2012.  The increase in interest expense is due to the accrual of the debenture interest in 2011 for a full quarter, yet only for 3 days during the three months ended June 30, 2010.

Net Income (Loss)

We recognized a net loss from continuing operations of $379,761 for the three months ended June 30, 2011 as compared to a loss of $7,002 for the same period of 2010.  The change in net loss is primarily attributable to the changes in operating loss and interest expense described above.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2011, the Company had a bank overdraft of $7,495.  While the overdraft was cleared within days, the Company funds its expenditures from loans or cash contributions from a related party that controls a significant portion of the stock of the Company.  The Company will be seeking outside funding for some projects while attracting investors to purchase equity interests in order to maintain operations for the foreseeable future.

There is no guarantee that we can continue to raise the capital required to continue the Orpheum Theater refurbishment, maintain our current asset holdings, or continue with our asset expansions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES.  DISCLOSURE CONTROLS AND PROCEDURES EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

The Company's principal executive officer and its principal financial officer, carried out an evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d -14 (c) as of June 30, 2011.   As a result of this evaluation, they concluded that our disclosure controls and procedures were not effective.  Specifically, our disclosure controls and procedures were not effective to enable us to accurately record, process, summarize and report certain information required to be include in the Company’s periodic SEC filings within the required time periods, and to accumulate and communicate to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS - None

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS - None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4.  MINE SAFETY DISCLOSURES - None

ITEM 5.  OTHER INFORMATION - None

ITEM 6.  EXHIBITS

Exhibits

2.	Agreement and Plan of Reorganization between Back Channel Investments, Inc. and Orpheum Property,Inc. (2)

3.1	(a) Articles of Incorporation(1) (b) Articles of Amendment (2)

3.2	Bylaws (1)

10.1	Stock Option Plan(1)

31.	Certifications, Morris Kahn and Tyrus C. Young, CEO and CFO respectively.

32.	Certification pursuant to 18 U.S.C. Section 1350 of Morris Kahn and Tyrus C. Young

100.	XBRL-Related Documents

101.	Interactive Data File

(1)	Incorporated by reference to our Form 10-SB.
(2)	Incorporated by reference to our Registration Statement on Form SB-2. File No. 333-105564 and incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORPHEUM PROPERTY, INC.

Date: August 22, 2012	By:	/s/ Tyrus C. Young
Tyrus C. Young
Chief Financial Officer

	By:	/s/ Morris Kahn
Morris Kahn
Chief Executive Officer