Form 10-Q
period 2011-09-30
Orpheum Property Inc
filed 2012-09-06
CIK 1092791

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended September 30, 2011

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Common Stock, $.001 par value	213,718,394
Title of Class	Number of Shares outstanding at September 4, 2012

PART I

ITEM 1.  FINANCIAL STATEMENT

ORPHEUM PROPERTY, INC.
(A Development Stage Company)
BALANCE SHEETS

ASSETS

	September 30,	March 31,
	2011	2011
	(Unaudited)	(Audited)

Current Assets
Cash in Bank	$455	$727
Prepaid Expenses	-	5,000

Total Current Assets	455	5,727

Fixed Assets
Undeveloped land	3,798,602	-
Building - Orpheum Theater	6,394,267	6,296,935
Less: Accumulated Depreciation	-	-

Total Fixed Assets	10,192,869	6,296,935

Other Assets
Deposit - Land Escrow	17,000	-

Total Other Assets	17,000	-

TOTAL ASSETS	$10,210,324	$6,302,662

The accompanying notes are an integral part of the financial statements.

LIABILITIES & STOCKHOLDERS' EQUITY

	September 30	March 31,
	2011	2011
	(Unaudited)	(Audited)

Current Liabilities
Accounts Payable	$63,025	$31,867
Accrued Interest	474,536	299,143
Demand Note - Orpheum - Note 4	2,698,360	2,698,360

Total Current Liabilities	3,235,921	3,029,370

Stockholders' Equity
Preferred Stock - 1,000,000 shares authorized;
Par value of $5.00, Non-convertible, Non-Dividend
producing; 40,000 & -0- shares outstanding at
September 30, 2011 and March 31, 2011,
respectively	200,000	-
Common Stock - 500,000,000 shares authorized;
Par value of $.001 per share; 74,868,334 and
6,461,336 shares issued and outstanding at
September 30, 2011 and March 31, 2011,
respectively	74,869	6,462
Stock to be issued	3,320,734	3,415,734
Capital in excess of par value	7,228,146	3,133,706
Deficit accumulated during the development stage	(3,849,346)	(3,282,610)

Total Stockholders' Equity	6,974,403	3,273,292

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$10,210,324	$6,302,662

The accompanying notes are an integral part of the financial statements.

ORPHEUM PROPERTY, INC.
 (A Development Stage Company)
Statements of Income
For the Three and Six Months Ended September 30, 2011 and 2010
and for the Period from Inception (February 14, 2003) Through September 30, 2011

					February 14,
	For the Three Months Ended		For the Six Months Ended		2003 through
	September 30	September 30	September 30	September 30	September 30
	2011	2010	2011	2010	2011
Revenues
Sales	$0	$0	$0	$0	$0

Total Revenues	0	0	0	0	0

Cost of Sales	0	0	0	0	0

Gross Profit	0	0	0	0	0

General & Administrative Expenses	99,278	61,484	391,342	66,705	2,121,817

Net Loss from Operations	(99,278)	(61,484)	(391,342)	(66,705)	(2,121,817)

Other Income (Expense):
Other Income	0	0	0	0	96,215
Interest Expense	(87,697)	(87,697)	(175,394)	(89,477)	(463,157)

Total Other Income (Expense)	(87,697)	(87,697)	(175,394)	(89,477)	(463,157)

Net Loss from Continuing Operations	(186,975)	(149,181)	(566,736)	(156,182)	(2,584,974)

Discontinued Operations	0	-	0	6,113	(1,235,906)
Loss - Sale of Disc. Operations	0	-	0	(3,466)	(28,467)

Net Loss	$(186,975)	$(149,181)	$(566,736)	$(153,535)	$(3,849,347)

Basic/Diluted Income (Loss) Per Share
Continuing Operations	(0.00)	(0.20)	(0.02)	(0.22)
Discontinued Operations	0.00	0.00	0.00	0.00

Net Loss per Share	$(0.00)	$(0.20)	$(0.02)	$(0.22)

Weighted Average Shares
Outstanding	65,439,473	750,000	36,111,547	695,414

The accompanying notes are an integral part of the financial statements.

ORPHEUM PROPERTY, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
For the Six Months  Ended September 30, 2011 and 2010
and for the Period from Inception (February 14, 2003) Through September 30, 2011

			February 14,
	For the Six Months Ended		2003 through
	September 30	September 30	September 30
	2011	2010	2011
Cash Flows from Operating Activities
Net Loss	$(566,736)	$(153,535)	$(3,849,347)
Adjustments to reconcile net loss to net cash used by
operating activities
Contribution of interest on advances by officer	-	-	24,071
Common Stock issued for conversion of
subsidiary stock	-	-	6,881
Stock Issued/to be issued for payment of fees	260,000	-	1,722,248
Contributed Capital - noncash fair market value of start-up
and organization services and costs	-	-	1,000
Bad debt recognized	-	-	25,000
(Increase) Decrease in Prepaid expenses	5,000	-	-
Increase (Decrease) in accounts payable	31,158	(16,790)	63,025
Increase (Decrease) in accrued interest	175,393	90,620	441,406
Net Cash Used by Operating Activities	(95,185)	(79,705)	(1,565,716)

Cash Flow from Investing Activities
Appraisal fees for Land Purchase	(15,000)	-	(15,000)
Refunds from Escrow account	13,598	-	13,598
Improvements to Orpheum Theater	(97,332)	-	(221,907)
Net Cash Used by Investing Activities	(98,734)	-	(223,309)

Cash Flow from Financing Activities
Proceeds from the sale of stock/contributed cash	193,647	22,500	849,170
Proceeds from notes payable - related party	-	-	49,700
Proceeds from advances from former officer - net	-	75,000	30,000
Proceeds from mergers	-	-	304,540
Payment to reduce Stock Payable	-	(22,500)	(22,500)
Net Cash Provided (Used) by Financing Activities	193,647	75,000	1,210,910

Net Increase (Decrease) in Cash	(272)	(4,705)	(578,115)

Beginning Cash Balance	727	8,628	-

Cash (Used in) Provided by Discontinued Operations	-	(4,924)	578,570

Ending Cash Balance	$455	$(1,001)	455

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for interest	$-	$-	$-

Cash paid during the year for income taxes	$-	$-	$-

Impact of Sale of Discontinued Operations
Liabilities assumed in excess of assets released	-	794,153	794,153
Reduction in Noncontrolling Interest of
Discontinued Operations	-	(150,834)	(150,834)
Increase in Additional Paid in Capital	-	(643,319)	(643,319)

Net Transaction	$-	$-	$-

Business Acquisitions
Fair value of assets acquired	$-	$6,172,360	$7,447,703
Issuance of debt/assumption of liabilities	-	-	(1,170,013)
Liabilities assumed	-	(2,731,490)	(2,760,379)
Stock Issued at acquisition	-	(84,520)	(160,961)
Capital in Excess of Par	-	(3,356,350)	(3,356,350)

Net Transaction	-	-	-

The accompanying notes are an integral part of the financial statements.

Orpheum Property, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements

September 30, 2011

Note 1   Organization and Summary of Significant Accounting Policies

Organization

Orpheum Property, Inc. (the Company) was organized under the laws of the State of Delaware on April 20, 1994, under the name Back Channel Investments, Inc. (Back Channel).  On May 20, 2003 Back Channel merged with Pacific Land and Coffee Corporation and changed its name to Pacific Land and Coffee.  The Company has elected a fiscal year end of March 31st.  On October 22, 2010, the Company changed the name of the Company to Orpheum Property, Inc.  Currently, the Company is involved in the development and renovation of commercial property.

On May 20, 2003, the Company combined with Back Channel Investments, Inc., in a reverse merger pursuant to an Agreement and Plan of Reorganization.  Back Channel acquired all the outstanding shares of common stock of the Company in exchange for 7,000,000 shares of Back Channel’s common stock.  The surviving entity was Pacific Land and Coffee Corporation and later, Orpheum Property, Inc.  Upon completion of the agreement, the combined Company essentially re-capitalized to have 10,000,000 shares outstanding.  No change in net book value or goodwill was recognized.  Subsequently, in August, 2007, these shares were reduced to 3,333,332 shares through a reverse stock split.  The pre-merger financial statements of Orpheum Property, Inc. are now the historical financial statements of the Company.

On December 18, 2007, the Company completed the acquisition of 70.3% of the outstanding shares of Integrated Coffee Technologies, Inc.’s common stock.  Integrated Coffee Technologies, Inc. was organized under the laws of the State of Delaware on June 16, 1995, for the purpose of researching and developing processes related in the coffee plant industry.  The aggregate purchase price of $76,441 consisted of an aggregate of 7,644,150 shares of the Company’s common stock valued at $76,441, or $.001 per share.

On November 6, 2006, Alfred Coscina, a director, officer and shareholder, contributed 100% of his interest in Coscina Brothers Coffee Company, LLC to the Pacific Land and Coffee Corporation.  Mr. Coscina did not receive any item of value in return for the capital contribution.

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s March 31, 2011 audited financial statements.  The results of operations for the three and six months ended September 30, 2011, are not necessarily indicative of the results of operations to be expected for the full fiscal year.

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

Basic Loss per Common Share
The Company computes basic loss per common share in accordance with FASB ASC Topic 260-10, Earnings Per Share.  Net loss is divided by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share is computed using weighted average number of common shares plus dilutive common shares equivalents outstanding during the period using the treasury stock method.  Because the Company incurred losses for the three and six months ended September 30, 2011 and 2010, the effect of any equivalent shares for each year would be excluded from the loss per share computation since the impact would be antidilutive.  There were no common stock equivalents outstanding as September 30, 2011 and 2010.

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

Note 3.   Investment in Property

On June 28, 2010, the Company acquired 129 University Place, LLC, whose sole asset was the Orpheum Theater.  The property is being held pending the completion of renovation activity.  The property is valued at the purchase price of $6,172,360 plus renovation costs totaling $221,907 through September 30, 2011.

On June 10, 2011, the Company purchased undeveloped property in Arkansas for $20,000, subsequently issuing 80,000 shares as payment.

On July 26, 2011, the Company issued 14,596,153 shares of common stock for the purchase of undeveloped land appraised at $3,795,000 located in California and Nevada.

Note 4.   Demand Note Payable

The mortgage on the Orpheum property which bears an interest rate of 13% per annum accrued monthly based on a 360 day per year calculation.  The principal is due on demand.  The principal balance at September 30, 2011, was $2,698,360.

At the time of the Company’s acquisition the note had accrued interest of $33,130.  Accrued interest balances were $474,536 and $299,143 at September 30, 2011 and 2010, respectively.

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

Note 5.    Related Party Transactions
During the three and six months ended September 30, 2011, the Company received cash contributions of $87,877 and $193,647, respectively from a related party in which our Chairman, Andrew Reid, is a principal shareholder.

Note 6.              Discontinued Operations

In accordance with ASC 205-20, the Company has classified all results from operations of its former business of coffee research into discontinued operations line items within the Company's statements of operations and statements of cash flow.  These are reflected in the presentation of information for the three months ended September 30, 2010 and for the period of inception (February 14, 2003) through September 30, 2011.

Note 7.    Issuance of Preferred Stock
On June 6, 2011, the Company issued 40,000 shares of its $5.00 par value Preferred Stock as compensation to a consultant that was owed $200,000.  The preferred shares are non-convertible and do not receive dividends.

Note 8.    Issuance of Common Stock

On July 8, 2011, the Company issued 11,045,250 shares of stock to consultants and recipients of common stock in January, 2011, as an anti-dilution measure after increasing authorized shares of common stock from 50 million shares to 500 million.

Also on July 8, 2011, the Company issued 38,250,000 shares of stock as an anti-dilution measure to the companies that had converted their preferred shares in January, 2011.

On July 21, 2011, the Company issued 450,000 shares to consultants and recipients of common stock in March, 2011, also as an anti-dilution measure.

On July 26, 2011, the Company issued 14,596,153 shares of stock to purchase properties in California and Nevada for the appraised value of $3,795,000.

On August 3, 2011, the Company issued 3,185,595 shares to a company that had purchased shares in 2010, again as an anti-dilution measure.

On August 16, 2011, the Company issued 800,000 shares to an investor in the Orpheum Theater prior to the Company’s purchase of the property.  The issuance reduced the amount in Stock to be Issued by $125,000.

On September 21, 2011, the Company issued 80,000 shares as payment for the June 6, 2011, acquisition of the property in Arkansas valued at $20,000.

Note 9.    Subsequent Events

In accordance with FASB ASC 855, Subsequent Events, the Company evaluates events and transactions that occur after the balance sheet date for potential recognition in the financial statements.  The effects of all subsequent events that provide additional evidence of conditions that existed at the balance sheet date are recognized in the financial statements as of September 30, 2011.  In preparing these financial statements, the Company evaluated the events and transactions that occurred through the date these financial statements were issued.

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

Our future operating results are subject to many factors, including:

●	Our ability to raise finance to renovate the Orpheum and pay the monthly mortgage interest due on the property
●	Our ability to restore the Orpheum and successfully reopen it as an entertainment venue
●	Our ability to identify, close and finance other suitable property acquisitions
●	Our ability to identify and manage suitable contactors and specialist advisers to assist in the development of our property portfolio
●	The general economic climate as well as that specific to the New Orleans region
●	Fluctuation in the prices of commercial real estate in New Orleans
●	Other risks currently unknown but which could arise in the future

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

On June 30, 2010, the Company developed a strategic plan to dispose of its existing loss generating coffee subsidiaries, Coscina Brothers Coffee, LLC and Integrated Coffee Technologies Inc., and focus on building a quality portfolio of property assets.  The plan is to hold these property assets for development and investment purposes with a view to them becoming income producing assets.  Opportunities to sell these assets will be considered as well.  The Orpheum Theater was the first property acquisition in line with this strategy.  A number of other property acquisitions are currently being reviewed by the Directors for their suitability in accordance with this strategy.

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

On October 22, 2010, the Company changed its name from Pacific Land & Coffee Corporation.

While the Company’s balance sheet has been considerably improved as a result of the strategic decisions referred to above, the Company still has limited working capital and no certain means of access to additional capital.  Our activities to date have been limited to the acquisition of the Orpheum Theater, development of a business plan which includes the renovation of the Orpheum and identification of other potential property acquisitions as well as seeking additional capital.

The Company will need to obtain suitable financing in order to renovate the Orpheum Theater.  While the Company has no existing commitments for such financing the Company believes that the required funds can be obtained from a combination of equity and debt financing as well as possible grants and tax credits available from the State of Louisiana and City of New Orleans in relation to the Orpheum Theater.  The Company is currently accruing $29,232 as monthly mortgage interest due on the Orpheum Property.

On July 26, 2011, the Company acquired 42.9 acres of vacant land in Tehachapi, California.  The purchase price for this property was $795,000, to be paid in shares of Orpheum common stock.  On the same day, the Company acquired 5.48 acres of vacant land in Pampa, Nevada.  The purchase price for this land was $3,000,000, to be paid in shares of Orpheum common stock.  The acquisition of the vacant land has expanded the Company’s business focus to real estate development as well as the refurbishing of the Orpheum Theater.

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

RESULTS OF OPERATIONS

We incurred a net loss of $186,975 and $566,736 for the three and six months ended September 30, 2011, respectively.  We do not anticipate having positive net income in the immediate future.  Net cash used by operations for the three and six months ended September 30, 2011 was $57,375 and $95,185, respectively.  These conditions create an uncertainty as to our ability to continue as a going concern.

Results of Operations for the three and six months ended September 30, 2011, compared to the three and six months ended September 30, 2010

General & Administrative Expenses

General and Administrative Expenses increased in the three months ended September 30, 2011, as compared to the three months ended September 30, 2010 from $61,484 to $99,278.  The majority of the increase was due to administrative and consulting expenses paid in 2011.  During the three months ended September 30, 2011, $15,000 of these consulting expenses were paid with stock awards.

General and Administrative Expenses increased in the six months ended September 30, 2011, as compared to the six months ended September 30, 2010 from $66,705 to $391,342.  The majority of the increase was due to consulting expenses paid in 2011.  During the six months ended September 30, 2011, $230,000 of these consulting expenses were paid with stock awards.

Loss from Operations

The increase in our operating loss for the three and six months ended September 30, 2011, as compared to the three and six months ended September 30, 2010 from $61,484 and $66,705 to $99,278 and $391,342 are due to the increase in general and administrative expenses described above.

Interest Expense

We incurred interest expense of $87,697 and $175,394 during the three and six months ended September 30, 2011, respectively, as compared to $87,697 and $89,477 for the three and six months ended September 30, 2010, respectively.  The increase in interest expense for the six months ended September 30, 2011, compared to the six months ended September 30, 2010, is due to the accrual of the debenture interest in 2011 for a full two quarters, yet only for a quarter plus three days during the six months ended September 30, 2010.

Net Income (Loss)

We recognized a net loss from continuing operations of $186,975 and $566,736 for the three and six months ended September 30, 2011, respectively, as compared to losses of $149,181 and $153,535 for the three and six months ended September 30, 2010, respectively.  The change in net loss is primarily attributable to the changes in operating loss and interest expense described above.

LIQUIDITY AND CAPITAL RESOURCES

The Company funds its expenditures from loans or cash contributions from a related party that controls a significant portion of the stock of the Company.  The Company will be seeking outside funding for some projects while attracting investors to purchase equity interests in order to maintain operations for the foreseeable future.

There is no guarantee that we can continue to raise the capital required to continue the Orpheum Theater refurbishment, maintain our current asset holdings, or continue with our asset expansions.  The Company’s current liabilities consist primarily of the amount owed on its demand note.  If the holders of the demand note exercise their right to payment under the note the Company would not have sufficient capital to pay the note and it could lose the Orpheum Theater property.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

Item 4T. Controls and Procedures.

The Company's principal executive officer and its principal financial officer, carried out an evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d -14 (c) as of September 30, 2011.   As a result of this evaluation, they concluded that our disclosure controls and procedures were not effective.  Specifically, our disclosure controls and procedures were not effective to enable us to accurately record, process, summarize and report certain information required to be include in the Company’s periodic SEC filings within the required time periods, and to accumulate and communicate to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

None

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

Item 3.  DEFAULTS UPON SENIOR SECURITIES

None

Item 4.  MINE SAFETY DISCLOSURES

Not Applicable

Item 5.  OTHER INFORMATION

None

Item 6.  EXHIBITS

2.	Agreement and Plan of Reorganization between Back Channel Investments, Inc. and Orpheum Property, Inc. (2)
3.1	(a) Articles of Incorporation (1)
(b) December 13, 2004 Certificate of Amendment to Certificate of Incorporation of Back Channel Investments, Inc., dated (2)
(c) September 25, 2007 Certificate of Amendment to Certificate of Incorporation of Pacific Land and Coffee Corporation.
(d) December 23, 2010 Certificate of Amendment to Certificate of Incorporation of Pacific Land and Coffee Corporation.
(e) June 13, 2011 Certificate of Amendment to Certificate of Incorporation of Orpheum Property, Inc.
3.2	Bylaws (1)
10.1	Stock Option Plan (1)
31.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(a) of the Exchange Act
31.2	Certification of the Chief Financial Officer pursuant to Rule 15d-14(a) of the Exchange Act
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

100	XBRL-Related Documents
101	Interactive Data File
___________
(1)	Incorporated by reference to our Form 10-SB filed May 10, 2000
(2)	Incorporated by reference to our Registration Statement on Form SB-2. File No. 333-105564 and incorporated by reference filed May 27, 2003

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORPHEUM PROPERTY, INC.

Date: September 5, 2012	By:	/s/ Tyrus C. Young
Tyrus C. Young
Chief Financial Officer

/s/ Morris Kahn
Morris Kahn
Chief Executive Officer