Form 10-Q/A
period 2011-06-30
Orpheum Property Inc
filed 2012-09-07
CIK 1092791

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q/A
Amendment No. 1

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

Explanatory Note

The purpose of this Amendment No. 1 to Orpheum Property, Inc. Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, filed with the Securities and Exchange Commission on September 5, 2012  (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

ITEM 6.  EXHIBITS

Exhibits

2.	Agreement and Plan of Reorganization between Back Channel Investments, Inc. and Orpheum Property,Inc. (2)

3.1	(a) Articles of Incorporation(1) (b) Articles of Amendment (2)

3.2	Bylaws (1)

10.1	Stock Option Plan(1)

31.*	Certifications, Morris Kahn and Tyrus C. Young, CEO and CFO respectively.

32.*	Certification pursuant to 18 U.S.C. Section 1350 of Morris Kahn and Tyrus C. Young

100.	XBRL-Related Documents

101.	Interactive Data File

(1)	Incorporated by reference to our Form 10-SB.
(2)	Incorporated by reference to our Registration Statement on Form SB-2. File No. 333-105564 and incorporated by reference.
_________
* These exhibits were previously included or incorporated by reference in Orpheum Property, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, filed with the Securities and Exchange Commission on August 22, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORPHEUM PROPERTY, INC.

Date: September 5, 2012	By:	/s/ Tyrus C. Young
Tyrus C. Young
Chief Financial Officer

	By:	/s/ Morris Kahn
Morris Kahn
Chief Executive Officer