Form 10-Q
period 2011-12-31
Orpheum Property Inc
filed 2012-09-13
CIK 1092791

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THESECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13, or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the Registrant was required to file such reports) and (ii) has been Subject to such filing requirements for the past 90 days. Yes  ☑   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes  ☑  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act).

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Common Stock, $.001 par value	213,718,394
Title of Class	Number of Shares outstanding at September 12, 2012

PART I.

ITEM 1.     FINANCIAL STATEMENT

ORPHEUM PROPERTY, INC.
(A Development Stage Company)
BALANCE SHEETS

ASSETS
	December 31,	March 31,
	2011	2011
	(Unaudited)	(Audited)
Current Assets
Cash in Bank	$8	$727
Prepaid Expenses	-	5,000

Total Current Assets	8	5,727

Fixed Assets
Undeveloped land	6,963,480	-
Building - Orpheum Theater	6,414,347	6,296,935
Less: Accumulated Depreciation	-	-

Total Fixed Assets	13,377,827	6,296,935

Other Assets
Investment in Baja Coastal	6,329,189	-

Total Other Assets	6,329,189	-

TOTAL ASSETS	$19,707,024	$6,302,662

The accompanying notes are an integral part of the financial statements.

LIABILITIES & STOCKHOLDERS' EQUITY

	December 31,	March 31,
	2011	2011
	(Unaudited)	(Audited)
Current Liabilities
Accounts Payable	$63,378	$31,867
Accrued Interest	562,233	299,143
Loan Payable - OKC	10,000	0
Demand Note - Orpheum - Note 4	2,698,360	2,698,360

Total Current Liabilities	3,333,971	3,029,370

Stockholders' Equity
Preferred Stock - 1,000,000 shares authorized;
Stated value of $5.00, Non-convertible, Non-Dividend producing; 40,000 & -0- shares outstanding at December 31, 2011 and March 31, 2011, respectively	200,000	-
Common Stock - 500,000,000 shares authorized;
Par value of $.001 per share; 133,932,575 and 6,461,336 shares issued and outstanding at December 31, 2011 and March 31, 2011,respectively	133,934	6,462
Stock to be issued	2,845,000	3,415,734
Capital in excess of par value	17,301,582	3,133,706
Deficit accumulated during the development stage	(4,107,463)	(3,282,610)

Total Orpheum Stockholders' Equity	16,373,053	3,273,292

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$19,707,024	$6,302,662

The accompanying notes are an integral part of the financial statements.

ORPHEUM PROPERTY, INC.
(A Development Stage Company)
Statements of Income
For the Three and Nine Months Ended December 31, 2011 and 2010 and for the Perod from Inception (February 14, 2003) Through December 31, 2011

					February 14,
	For the Three Months Ended		For the Nine Months Ended		2003 through
	December 31	December 31	December 31	December 31	December 31
	2011	2010	2011	2010	2011
Revenues
Sales	$-	$-	$-	$-	$-

Total Revenues	-	-	-	-	-

Cost of Sales	-	-	-	-	-

Gross Profit	-	-	-	-	-

General & Administrative Expenses	170,419	6,264	561,761	72,970	2,292,236

Net Loss from Operations	(170,419)	(6,264)	(561,761)	(72,970)	(2,292,236)
Other Income (Expense):

Other Income	-	-	-	-	96,215
Interest Expense	(87,697)	(87,697)	(263,091)	(177,173)	(550,854)

Total Other Income (Expense)	(87,697)	(87,697)	(263,091)	(177,173)	(550,854)

Net Loss from Continuing Operations	(258,116)	(93,961)	(824,852)	(250,143)	(2,843,090)

Discontinued Operations	-	-	-	6,113	(1,235,906)
Loss - Sale of Disc. Operations	-	-	-	(3,466)	(28,467)

Net Loss	$(258,116)	$(93,961)	$(824,852)	$(247,496)	$(4,107,463)

Basic/Diluted Income (Loss) Per Share
Continuing Operations	(0.00)	(0.13)	(0.01)	(0.35)
Discontinued Operations	0.00	0.00	0.00	0.00

Net Loss per Share	$(0.00)	$(0.13)	$(0.01)	$(0.35)

Weighted Average Shares Outstanding	103,492,433	749,995	58,653,516	713,670

The accompanying notes are an integral part of these financial statements.

ORPHEUM PROPERTY, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
For the Nine Months  Ended December 31, 2011 and 2010
and for the Perod from Inception (February 14, 2003) December 31, 2011

	For the Nine Months Ended		February 14, 2003 through
	December 31	December 31	December 31
	2011	2010	2011
Cash Flows from Operating Activities
Net Loss	$(824,852)	$(247,496)	$(4,107,463)
Adjustments to reconcile net loss to net cash used by operating activities
Contribution of interest on advances by officer	-	-	24,071
Common Stock issued for conversion of subsidiary stock	-	-	6,881
Stock Issued/to be issued for payment of fees	395,750	-	1,857,998
Contributed Capital - noncash fair market value of start-up and organization services and costs	-	-	1,000
Bad debt recognized	-	-	25,000
(Increase) Decrease in Prepaid expenses	5,000	-	-
Increase (Decrease) in accounts payable	31,511	(12,979)	63,378
Increase (Decrease) in accrued interest	263,090	178,316	529,103
Net Cash Used by Operating Activities	(129,501)	(82,159)	(1,600,032)

Cash Flow from Investing Activities
Appraisal fees for Land Purchase	(15,000)	-	(15,000)
Refunds (Payments) - Escrow account-Net	25,719	-	25,719
Improvements to Orpheum Theater	(117,412)	(109,375)	(241,987)
Net Cash Used by Investing Activities	(106,693)	(109,375)	(231,268)

Cash Flow from Financing Activities
Proceeds from the sale of stock/contributed cash	235,475	135,965	890,998
Proceeds from notes payable - related party	-	-	49,700
Proceeds from advances from former officer - net	-	75,000	30,000
Proceeds from mergers	-	-	304,540
Payment to reduce Stock Payable	-	(22,500)	(22,500)
Net Cash Provided (Used) by Financing Activities	235,475	188,465	1,252,738

Net Increase (Decrease) in Cash	(719)	(3,069)	(578,562)

Beginning Cash Balance	727	8,628

Cash (Used in) Provided by Discontinued Operations	-	(4,924)	578,570

Ending Cash Balance	$8	$635	8

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for interest	$-	$1,673	$-

Cash paid during the year for income taxes	$-	$-	$-

Impact of Sale of Discontinued Operations
Liabilities assumed in excess of assets released	-	794,153	794,153
Reduction in Noncontrolling Interest of Discontinued Operations	-	(150,834)	(150,834)
Increase in Additional Paid in Capital	-	(643,319)	(643,319)

Net Transaction	$-	$-	$-

Business Acquisitions
Fair value of assets acquired	$-	$6,172,360	$7,447,703
Issuance of debt/assumption of liabilities	-	-	(1,170,013)
Liabilities assumed	-	(2,731,490)	(2,760,379)
Stock Issued at acquisition	-	(84,520)	(160,961)
Capital in Excess of Par	-	(3,356,350)	(3,356,350)

Net Transaction	-	-	-

The accompanying notes are an integral part of the financial statements.

Orpheum Property, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
December 31, 2011

Note 1    Organization and Summary of Significant Accounting Policies

Organization
Orpheum Property, Inc. (the Company) was organized under the laws of the State of Delaware on April 20, 1994, under the name Back Channel Investments, Inc. (Back Channel).  On May 20, 2003 Back Channel merged with Pacific Land and Coffee Corporation and changed its name to Pacific Land and Coffee Corporation.  The Company has elected a fiscal year end of March 31st.  On October 22, 2010, the Company changed the name of the Company to Orpheum Property, Inc.  Currently, the Company is involved in the development and renovation of commercial property.

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

Seeking to redirect its activities, on June 28, 2010, the Company acquired 129 University Place, LLC whose sole asset was the Orpheum Theater with the intention of restoring the historic commercial property.  The Company issued 42,260 shares of Class B Preferred Stock to the members of 129 University Place, LLC.  The 42,260 shares of Class B Preferred Stock were converted to 4,226,000 shares of Common Stock on January 26, 2011.  The purchase price of the property was $6,172,360 with the Company assuming an existing liability on the property of $2,698,360 and an obligation to issue Company stock valued at $3,474,000.

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s March 31, 2011 audited financial statements.  The results of operations for the three and nine months ended December 31, 2011, are not necessarily indicative of the results of operations to be expected for the full fiscal year.

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

Basic Loss per Common Share
The Company computes basic loss per common share in accordance with FASB ASC Topic 260-10, Earnings Per Share.  Net loss is divided by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share is computed using weighted average number of common shares plus dilutive common shares equivalents outstanding during the period using the treasury stock method.  Because the Company incurred losses for the three and nine months ended December 31, 2011 and 2010, the effect of any equivalent shares for each year would be excluded from the loss per share computation since the impact would be antidilutive.  There were no common stock equivalents outstanding as December 31, 2011 and 2010.

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

Note 3.   Investment in Property

On June 28, 2010, the Company acquired 129 University Place, LLC , whose sole asset was the Orpheum Theater.  The property is being held pending the completion of renovation activity.  The property is valued at the purchase price of $6,172,360 plus renovation costs totaling $241,987 through December 31, 2011.

On June 10, 2011, the Company purchased undeveloped property in Arkansas for $20,000 by issuing 80,000 shares of common stock.

On July 26, 2011, the Company issued 14,596,153 shares of common stock for the purchase of two undeveloped land parcels appraised at $3,795,000 located in California and Nevada.

On November14, 2011, the Company issued 1,066,667 shares of common stock for the purchase of ten (10) undeveloped land parcels in Hot Springs, Arkansas.   Total purchase price, including closing costs was $164,878.

On December 13, 2011, the Company purchased approximately 22.5 acres of undeveloped land in Oklahoma for a total of $3,000,000.  Payment consisted of a cash payment of $10,000 towards an outstanding mortgage, to be paid in January, 2012, and issuance of 29,900,000 shares of common stock.  As of December 31, 2011, the stock had not been issued, and is reflected in Stock To Be Issued account.

Note 4.   Investment in Baja Coastal

On December 29, 2011, the Company completed the purchase of a 50% interest in Baja Coastal Properties, LLC, whose sole asset is a parcel of coastal property located in Baja, Mexico.  The property contains beach pebbles which can be harvested and sold for landscaping and other decorative purposes.  On October 4, 2011, a deposit on the purchase was made by issuing 25,531,915 shares of common stock and upon closing an additional 16,662,690 shares were issued.  The asset base of the properties purchased was $6,329,190.

Note 5.   Demand Note Payable

The mortgage on the Orpheum property which bears an interest rate of 13% per annum accrued monthly based on a 360 day per year calculation.  The principal is due on demand.  The principal balance at December 31, 2011, was $2,698,360.

At the time of the Company’s acquisition the note had accrued interest of $33,130.  Accrued interest balances were $562,263 and $299,143 at December 31, 2011 and 2010, respectively.

The demand note consists of debentures that are held by numerous individuals.  In February, 2011, some of the debenture holders filed a lawsuit against the owners of the Orpheum Theater prior to its transfer to 129 University Place, LLC and against 129 University Place, LLC demanding either payment or release of the property.  Terms of the agreement require that the Company participate in an arbitration process first.  The Company is currently working with legal counsel, lending sources, and the debenture holders to provide for a quick settlement of their claims and satisfaction of their complaint.

Note 6.   Related Party Transactions

During the three and nine months ended December 31, 2011, the Company received cash contributions of $41,828 and $235,475, respectively, from a related party in which our Chairman, Andrew Reid, is a principal shareholder.

Note 7.   Discontinued Operations

In accordance with ASC 205-20, the Company has classified all results from operations of its former business of coffee research into discontinued operations line items within the Company's statements of operations and statements of cash flow.  These are reflected in the presentation of information for the three months ended December 31, 2010 and for the period of inception (February 14, 2003) through December 31, 2011.

Note 8.   Issuance of Preferred Stock

On June 6, 2011, the Company issued 40,000 shares of its Preferred Stock as compensation to a consultant that was owed $200,000.

Note 9.   Issuance of Common Stock

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

On October 4, 2011, the Company issued 25,531,915 shares as a down payment for a 50% share in a commercial property in Baja, Mexico.  The purchase was concluded on December 29, 2011, at which time an additional 16,662,690 shares were issued.  The value of the property was $6,329,190.

On November 5, 2011, the Company issued 805,000 shares to a consultant for services rendered and to be rendered per a service contract.

On November 9, 2011, the Company issued 1,066,667 shares to purchase ten vacant residential lots in Hot Springs, Arkansas.  The purchase price and closing costs totaled $164,878.

On December 14, 2011, the Company issued 4,450,000 shares to three of the parties owed stock pursuant to the purchase of the Orpheum Theater.  This reduced the Stock To Be Paid by $1,075,000.

On December 19, 2011, the Company issued 10,547,969 shares to the remaining parties owed stock pursuant to the purchase of the Orpheum Theater.  This represented the balance of all amounts due to Orpheum Theater investors who were due stock due to that purchase.

Note 10. Subsequent Events

In accordance with FASB ASC 855, Subsequent Events, the Company evaluates events and transactions that occur after the balance sheet date for potential recognition in the in the financial statements.  The effect of all subsequent events that provide additional evidence of conditions that existed at the balance sheet date are recognized in the financial statements as of December 31, 2011.  In preparing these financial statements, the Company evaluated the events and transactions that occurred through the date these financial statements were issued.

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

Change in Business Emphasis

On June 28, 2010, we acquired 129 University Place, LLC, which owns the Orpheum Theater located in the New Orleans central business district.  The purchase price was 42,260 shares of Series B Preferred Stock.  The Series B Preferred stock was convertible into 84,520,000 (pre-split) shares of common stock.  We obtained 100% ownership and voting interest in 129 University Place, LLC, and the Orpheum Theater is the sole asset of 129 University Place, LLC.  The Orpheum Theater is listed in the National Register of Historic Places. The Company intends to refurbish this historic venue to repair damage caused by Hurricane Katrina.

129 University Place, LLC had recently purchased the Orpheum Theatre with the assumption of a mortgage lien of $2,698,360 on that same property and a commitment to provide stock valued at $3,474,000 to the prior owners.  The stock to be issued was to be from a publicly traded company, which is now identified as Orpheum Property, Inc.  The Company has included this asset in its books at its cost basis of $6,172,360.  The Company plans to renovate the Orpheum Theater.

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

On October 22, 2010, the Company changed its name from Pacific Land & Coffee Corporation.

While the Company’s balance sheet has been considerably improved as a result of the strategic decisions referred to above, the Company still has limited working capital and no certain means of access to additional capital.  Our activities to date have been limited to the acquisition of the Orpheum Theater, development of a business plan which includes the renovation of the Orpheum, acquisition of land for investment and development, as well as seeking additional capital.

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

Recent Land Acquisitions

On July 26, 2011, the Company acquired 42.9 acres of vacant land in Tehachapi, California.  The purchase price for this property was $795,000, to be paid in shares of Orpheum common stock.  On the same day, the Company acquired 5.48 acres of vacant land in Pampa, Nevada.  The purchase price for the land was $3,000,000, to be paid in shares of Orpheum common stock.  The acquisition of the vacant land has expanded the Company’s business focus to real estate development as well as the refurbishing of the Orpheum Theater.

On October 27, 2011, the Company acquired commercial property in Oklahoma City, Oklahoma, valued at $3,000,000.  Per the agreement, the Company obligated itself to make the January, 2012, payment under an existing mortgage and agreed to issue 29,900,000 shares of common stock for the balance of $2,990,000.  As of this report date, the stock has not been issued and is reflected in the Stock To Be Issued account.

On November 9, 2011, the Company purchased ten (10) vacant residential lots located in Hot Springs, Arkansas.  The purchase price and closing costs of $164,878 were paid though an issuance of common stock.

On December 29, 2011, the Company completed the purchase of a 50% interest in Baja Coastal Properties, LLC, whose sole asset is a parcel of coastal property located in Baja, Mexico.  The property contains beach pebbles which can be harvested and sold for landscaping and other decorative purposes.  On October 4, 2011, a deposit on the purchase was made by issuing 25,531,915 shares of common stock and upon closing an additional 16,662,690 shares were issued.  The asset base of the properties purchased was $6,329,190.

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

RESULTS OF OPERATIONS

We incurred a net loss of $ 258,116 and $824,852 for the three and nine months ended December 31, 2011.  We do not anticipate having positive net income in the immediate future.  Net cash used by operations for the three and nine months ended December 31, 2011 was $34,316 and $129,501.  These conditions create an uncertainty as to our ability to continue as a going concern.

Results of Operations for the three and nine months ended December 31, 2011 compared to the three and nine months ended December 31, 2010

General & Administrative Expenses

General and Administrative Expenses increased in the three months ended December 31, 2011, as compared to the three months ended December 31, 2010 from $6,264 to $170,419.  The majority of the increase was due to consulting expenses paid in the third quarter of 2011.  During the three months ended December 31, 2011, $135,750 of these consulting expenses were paid with stock awards.

General and Administrative Expenses increased in the nine months ended December 31, 2011, as compared to the nine months ended December 31, 2010 from $72,970 to $561,761.  The majority of the increase was due to increased administrative and consulting expenses paid in 2011.  During the nine months ended December 31, 2011, $365,750 of these consulting expenses were paid with stock awards.

Loss from Operations

The increase in our operating loss for the three and nine months ended December 31, 2011, as compared to the three and nine months ended December 31, 2010 from $6,264 to $170,419, and $72,970 to $561,761, respectively, is due to the increase in general and administrative expenses described above.

Interest Expense

We incurred interest expense of $87,697 and $263,091 during the three and nine months ended December 31, 2011, respectively, as compared to $87,697 and $177,173, respectively, for the three and nine months ended December 31, 2010, respectively.  The increase in interest expense for the nine months ended December 31, 2011 compared to the nine months ended December 31, 2010, is due to the accrual of the debenture interest in 2011 for a full three quarters, yet only for two quarters plus three days during the nine months ended December 31, 2010.

Net Income (Loss)

We recognized a net loss from continuing operations of $258,116 and $824,852 for the three and nine months ended December 31, 2011, respectively, as compared to a loss of $93,961 and $247,496 for the three and nine months ended December 31, 2010, respectively.  The change in net loss is primarily attributable to the changes in operating loss and interest expense described above.

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

ITEM 4T.   CONTROLS AND PROCEDURES.

The Company's principal executive officer and its principal financial officer, carried out an evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d -14 (c) as of December 31, 2011.   As a result of this evaluation, they concluded that our disclosure controls and procedures were not effective.  Specifically, our disclosure controls and procedures were not effective to enable us to accurately record, process, summarize and report certain information required to be include in the Company’s periodic SEC filings within the required time periods, and to accumulate and communicate to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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
(b) December 13, 2004 Certificate of Amendment to Certificate of Incorporation of Back Channel Investments, Inc. (2)
(c) September 25, 2007 Certificate of Amendment to Certificate of Incorporation of Pacific Land and Coffee Corporation
(d) December 23, 2010 Certificate of Amendment to Certificate of Incorporation of Pacific Land and CoffeeCorporation
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

ORPHEUM PROPERTY, INC.

Date: September 12, 2012	By:	/s/ Tyrus C. Young
Tyrus C. Young
Chief Financial Officer

	By:	/s/ Morris Kahn
Morris Kahn
Chief Executive Officer