Form 10-K
period 2012-03-31
Orpheum Property Inc
filed 2012-10-15
CIK 1092791

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended March 31, 2012

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to ____________

Commission File Number 0-30595

ORPHEUM PROPERTY, INC.
(Exact name of registrant in its charter)

Delaware	33-0619256
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

201 St. Charles Ave. Suite 2500 New Orleans, LA	70170
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:  (808) 478-7894

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, par value $0.001

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $1,650,000 based on a closing sale price of $1.10 on that date.

The number of shares outstanding of the issuer's classes of Common Stock as of September 30, 2012:

Common Stock, $0.001 Par Value – 178,183,728 shares

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

Background

Orpheum Property, Inc. (“Orpheum” or the “Company”) was originally formed as a Delaware corporation under the name of Back Channel Investments, Inc. in April 1994.  The Company was formed solely to seek for and make an acquisition.  On May 20, 2003, the Company entered into an acquisition whereby it acquired all of the common stock of Orpheum Property, Inc., a Hawaii corporation formed on February 14, 2003.  There were two officers, directors and shareholders of the Hawaii corporation.  The acquisition was effected as a tax free share exchange, with the two shareholders of Orpheum Property, Inc. (Hawaii) receiving 7,000,000 new shares of common stock and the existing shareholders of the Delaware parent retaining all of their 3,000,000 shares (after giving effect to a 3-for-1 forward stock split) of common stock, which were originally issued in April 1994 for total consideration of $1,015 ($0.0003 per share).  The stockholders of Orpheum Property, Inc. (Hawaii) believed that the acquisition would enable their company to benefit from being part of a reporting company, that the combined entity would likely be able to become publicly trading, and that it would be better able to attract debt or equity financing for its business. No promoter or any other person was paid or compensated in connection with the acquisition.  There was no particular value assigned to the shares of either company since neither had any appreciable assets or history of operations.  As a result of these transaction, the Company subsequently changed its name from Back Channel Investments, Inc. to Pacific Land and Coffee Corporation and then in 2010, to Orpheum Property, Inc.  Unless we state otherwise, all references to Orpheum Property, Inc. refer to the combined entity.

On November 6, 2006, Alfred Coscina, a director, officer and shareholder, contributed 100% of his interest in Coscina Brothers Coffee, LLC to the Company.  Mr. Coscina did not receive any item of value in return for the capital contribution.  Coscina Brothers Coffee, LLC was the Company’s principal supplier and is in the same principal business as the Company. The results of operations of the Company include the operations of Coscina Brothers Coffee, LLC from November 6, 2006.

On December 18, 2007, we acquired 70.3% of the outstanding common stock of Integrated Coffee Technologies, Inc., a Delaware corporation herein as (“Integrated Coffee Technologies”).  The acquisition was effected pursuant to an Agreement and Plan of Reorganization dated December 18, 2007.  In connection with the acquisition, we issued 7,644,149 newly authorized shares of common stock, and reserved 4,355,850 additional shares for the acquisition of the remaining Integrated Coffee Technologies shares.  Since December 18, 2007 through March 31, 2008, an additional 892,904 shares were issued to exchanging Integrated Coffee Technologies shareholders, bringing our ownership of Integrated Coffee Technologies up to 75.54%.  The operations of Integrated Coffee Technologies have been suspended due to lack of capital to develop this business and we have written off the technology associated with this business.

On June 28, 2010, we acquired 129 University Place, LLC, whose sole asset was the Orpheum Theater, a property of historical renown, but unusable without significant renovations.  It is intended that through the use of available tax credits we would be able to fund that project and restore the theater to its former glory.  In connection with the acquisition, the Company issued 42,260 Class B Preferred shares to the owners of 129 University Place, LLC, obligated itself to issue stock valued at $3,474,000 to former investors in the Orpheum project, and assumed demand obligations with a principal amount due of $2,698,360 and accrued interest of $33,130.

The executive offices of the Company are located at 201 St. Charles Avenue, Suite 2500, New Orleans, LA 70170.  The telephone number is 808-478-7894.

Our Operations

As of March 31, 2012, Orpheum Properties, Inc. did not have any operations generating current revenue.  The acquisition of certain tax-credit consulting contracts made during the year ended March 31, 2012, from Kahn & Associates is anticipated to begin generating revenues during the year ended March 31, 2013.  We are looking at additional purchases during the next fiscal period that will contribute to revenues.

Employees

As of March 31, 2012, we had no employees.

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

Orpheum Property, Inc. is in need of approximately $50,000,000 in funding to carry out its business plan for the next 12 months for continued investments and general and administrative expenses.  We intend to raise these funds through sales of Company stock, both common and preferred.

ITEM 1B. UNRESOLVED STAFF COMMENTS

This section is not required for smaller reporting companies.

ITEM 2.  DESCRIPTION OF PROPERTY

We rent 200 square feet of office space under a lease expiring in October 2014.

ITEM 3.  LEGALPROCEEDINGS

Orpheum Property, Inc. is not a party to any pending legal proceedings.

ITEM 4.  MINE SAFETY DISCLOSURES

NA

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER’S PURCHASE OF EQUITY SECURITIES

Our common stock commenced trading in the quarter ended June 30, 2005 under the symbol PLCF.OB on the OTC Bulletin Board.  The symbol was changed to PLFF.OB in September 2007 in connection with a one-for-three reverse stock split effective September 25, 2007. On December 10, 2010, the Company effected a one for twenty reverse stock split.

In the two years ended March 31, 2012 the high and low trading prices were as follows:

		High	Low

June 30, 2010		2.00	2.00
September 30, 2010		3.00	2.00
December 31, 2010	*	20.00	0.20
March 31, 2011	*	1.50	1.01

June 30, 2011	*	1.50	0.23
September 30, 2011	*	0.51	0.10
December 31, 2011	*	0.15	0.10
March 31, 2012	*	2.74	0.13

* Subsequent to 12/10/11 20:1 Stock split

These prices do not include retail mark up and mark down and may not represent actual transactions.

As of March 31, 2012, there were approximately 382 holders of common stock.

ITEM 6.  SELECTED FINANCIAL DATA

This information is not required for a smaller reporting company.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDTIONS AND RESULTS OF OPERATIONS

In our plan of operation for fiscal 2010-11 we stated a need to find a third party to acquire the public shell for the purpose of generating additional investment capital.  As disclosed in the Notes to the Financial Statements, such an investor was located and prior to June 30, 2010, a deal was consummated which includes the contribution of real estate which significantly increased the net assets and equity of the Company.  Additionally, the coffee company and research subsidiaries were sold to former Directors, which helped the company in eliminating a material amount of liabilities.

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

Since we have not yet generated significant and consistent revenues, we are a development stage company as that term is defined in Accounting Standards Codification (“ASC”) Topic 915.  Our activities to date have been limited to seeking capital; seeking supply contracts and development of a business plan.  Our auditors have included an explanatory paragraph in their report on our financial statements, relating to the uncertainty of our business as a going concern, due to our lack of operating history or current revenues, its nature as a startup business, management's limited experience and limited funds.  We do not believe that conventional financing, such as bank loans, is available to us due to these factors.  Management believes that it will be able to raise the required funds for operations from one or more future offerings, in order to affect our business plan.  No terms have been discussed, and we cannot predict the price or terms of any offering nor the amount of dilution existing shareholders may experience as a result of such offering.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This information is not required for a smaller reporting company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Orpheum Property, Inc. (a development stage company)
New Orleans, Louisiana:

We have audited the accompanying consolidated balance sheet of Orpheum Property, Inc. (a development stage company) as of March 31, 2012 and 2011, and the related statements of operations, stockholders' deficit, and cash flows for the years ended March 31, 2012 and 2011 and for the period from inception (February 14, 2003) through March 31, 2012.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Orpheum Property, Inc. (a development stage company) as of March 31, 2012, and the results of its operations and cash flows for the years ended March 31, 2012 and 2011 and for the period from inception (February 14, 2003) to March 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Orpheum Property, Inc. will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has limited operating capital with limited revenue from operations.  Realization of a major portion of the assets is dependent upon the Company’s ability to meet its future financing requirements, and the success of future operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

As more fully described in Notes 5, 8, 9 and 12 to the financial statements, the Company has transactions with related parties primarily to cover the Company’s cash flow needs associated with its operating expenses as well as in regards to its development of certain real estate assets.

LaPorte, A Professional Accounting Corporation
October 15, 2012

ORPHEUM PROPERTY, INC
(A Development Stage Company)
BALANCE SHEETS

ASSETS
	March 31,	March 31,
	2012	2011

Current Assets
Cash in Bank	$274	$727
Prepaid Expenses	-	5,000

Total Current Assets	274	5,727

Fixed Assets
Unimproved properties	7,350,995	-
Improved properties	7,969,559	6,296,935
Less: Accumulated Depreciation	-	-

Total Fixed Assets	15,320,554	6,296,935

Other Assets
Investment - Contracts	555,502	-

Total Other Assets	555,502	-

TOTAL ASSETS	$15,876,330	$6,302,662

The accompanying notes are an integral part of the financial statements

LIABILITIES & STOCKHOLDERS' EQUITY
	March 31,	March 31,
	2012	2011

Current Liabilities
Accounts Payable	$63,198	$31,867
Accrued Interest	649,930	299,143
Demand Note - Orpheum - Note 4	2,698,360	2,698,360

Total Current Liabilities	3,411,488	3,029,370

Long Term Liabilities	-	-

Total Liabilities	3,411,488	3,029,370

Stockholders' Equity
Preferred Stock Class A - 1,000,000 shares authorized;
Stated value of $5.00 per share; 40,000 and 0 shares
issued and outstanding at March 31, 2012 and
March 31, 2011, respectively	200,000	-
Common Stock - 500,000,000 shares authorized;
Par value of $.001 per share; 178,183,728 shares
and 6,461,336 shares issued and outstanding
at March 31, 2012 and 2011, respectively	178,184	6,462
Stock to be Issued	1,752,000	3,415,734
Capital in excess of par value	15,045,042	3,133,706
Deficit accumulated during the development stage	(4,710,384)	(3,282,610)

Total Stockholders' Equity	12,464,842	3,273,292

TOTAL LIABILITIES & STOCKHOLDERS'
EQUITY	$15,876,330	$6,302,662

The accompanying notes are an integral part of the financial statements

ORPHEUM PROPERTY, INC.
(A Development Stage Company)
STATEMENTS OF OPERATION
For the Years Ended March 31, 2012 and 2011
and for the Perod from Inception (February 14, 2003) Through March 31, 2012

			February 14,
			2003 through
	For the Year Ended March 31,		March 31,
	2012	2011	2012
Revenues
Sales	$-	$-	$-

Total Revenues	-	-	-

Cost of Sales	-	-	-

Gross Profit	-	-	-

General & Administrative Expenses	1,080,987	1,427,644	2,811,461

Net Loss from Operations	(1,080,987)	(1,427,644)	(2,811,461)

Other Income (Expense):
Other revenue	4,000	-	4,000
Interest Expense	(350,787)	(264,870)	(638,550)

Total Other Income (Expense)	(346,787)	(264,870)	(634,550)

Net Loss from Continuing Operations	(1,427,774)	(1,692,514)	(3,446,011)

Discontinued Operations	-	6,113	(1,235,906)
Loss - Sale of Disc. Operations	-	(28,467)	(28,467)

Net Loss	$(1,427,774)	$(1,714,868)	$(4,710,384)

Basic and Diluted Income (Loss) Per Share
Continuing Operations	(0.02)	(1.05)
Discontinued Operations	-	-

Net Loss per Share	$(0.02)	$(1.05)

Weighted Average Shares
Outstanding	82,663,796	1,615,550

The accompanying notes are an integral part of these financial statements

ORPHEUM PROPERTY, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
For the Years Ended March 31, 2012 and 2011
and for the Perod from Inception (February 14, 2003) Through December 31, 2007

	For the Year	For the Year	February 14,
	Ended	Ended	2003 through
	March 31,	March 31,	March 31,
	2012	2011	2012
Cash Flows from Operating Activities
Net Loss	$(1,427,774)	$(1,714,868)	$(4,710,384)
Adjustments to reconcile net loss to net cash used by operating activities
Contribution of interest on advances by officer	-	-	24,071
Common Stock issued for conversion of subsidiary stock	-	-	6,881
Stock Issued for payment of fees	840,750	1,333,465	2,302,998
Contributed Capital - noncash fair market value of start-up and organization services and costs	-	-	1,000
Bad debt recognized - Hales Receivable	-	25,000	25,000
(Increase) Decrease in Prepaid expenses	5,000	(5,000)	-
Increase (Decrease) in accounts payable	31,331	(19,555)	63,198
Increase (Decrease) in accrued interest	350,787	266,013	616,800

Net Cash Used by Operating Activities	(199,906)	(114,945)	(1,670,436)

Cash Flow from Investing Activities
Improvements to Orpheum Theater	(118,126)	(124,575)	(242,701)
Escrow refunds, net of fees paid	15,583		15,583
Cash investments to Baja Coastal	(10,000)	-	(10,000)

Net Cash Used by Investing Activities	(112,543)	(124,575)	(237,118)

Cash Flow from Financing Activities
Proceeds from the sale of stock/contributed cash	321,996	184,043	977,519
Proceeds from notes payable - related party	-	-	49,700
Payment on OKC payable	(10,000)	-	(10,000)
Proceeds from advances from former officer - net	-	75,000	30,000
Proceeds from mergers	-	-	304,540
Payment to reduce Stock to be Issued	-	(22,500)	(22,500)

Net Cash Provided (Used) by Financing Activities	311,996	236,543	1,329,259

Net Increase (Decrease) in Cash	(453)	(2,977)	(578,295)

Beginning Cash Balance	727	8,628	----

Cash provided (used) by Discontinued Operating Activities	-	(4,924)	578,569

Ending Cash Balance	$274	$727	274

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for interest	-	-	-
Cash paid during the year for income taxes	-	-	-

Business Acquisitions
Fair value of assets acquired	$-	$6,172,360	$7,447,703
Issuance of debt/assumption of liabilities	-	-	(1,170,013)
Liabilities assumed	-	(2,731,490)	(2,760,379)
Stock Issued at acquisition	-	(84,520)	(160,961)
Capital in Excess of Par	-	(3,356,350)	(3,356,350)

Asset Acquisitions
Unimprovevd properties	6,979,078	-	6,979,078
Contracts	555,502	-	555,502
Prepaid tax credit consulting costs	944,498	-	944,498
Issuance of debt/assumption of liabilities	(14,878)	-	(14,878)
Stock Issued at acquisition	(43,743)	-	(43,743)
Capital in Excess of Par	(6,730,457)	-	(6,730,457)
Stock to be issued	(1,690,000)	-	(1,690,000)

Capitalized real estate commissions paid via issuance of common stock	997,500	-	997,500

The accompanying notes are an integral part of the financial statements

ORPHEUM PROPERTY INC
(A Development Stage Company)
Statement of Stockholder's Equity (Deficit)
For the Perod from Inception (February 14, 2003) Through March 31, 2011

					Capital in	Accu-	Non	Common	Net
	Preferred	Preferred	Common	Common	Addition	mulated	Controlling	Stock	Stockholder's
	Shares	Stock	Shares	Stock	Par Value	Deficit	Interest	to be Issued	Equity(Deficit)

Balance February 14, 2003	-	$-	-	$-	$-	$-	$-	$-	$-

Shares issued to initial stockholders for cash	-	-	166,667	167	835	-	-	-	1,002

Contributed Capital-Corporate
Organization and Start-up Costs, at
Inception, Services and Costs at
Estimated Fair Market Value	-	-	-	-	1,000	-	-	-	1,000

Net Loss from February 14, 2003
(Inception) to March 31, 2003	-	-	-	-	-	(1,195)	-	-	(1,195)

Balance, March 31, 2003			166,667	167	1,835	(1,195)	-	-	807

Cash contributed for Working Capital	-	-	-	-	1,978	-	-	-	1,978

Net Loss - Year Ended March 31, 2004	-	-	-	-	-	(1,176)	-	-	(1,176)

Balance, March 31, 2004	-	-	166,667	167	3,813	(2,371)	-	-	1,609

Net Loss - Year Ended March 31, 2005	-	-	-	-	-	(6,695)	-	-	(6,695)

Balance, March 31, 2005	-	-	166,667	167	3,813	(9,066)	-	-	(5,086)

Net Loss - Year Ended March 31, 2006	-	-	-	-	-	(7,733)	-	-	(7,733)

Balance, March 31, 2006	-	-	166,667	167	3,813	(16,799)	-	-	(12,819)

Cash contributed by shareholders	-	-	-	-	3,500		-	-	3,500

Net Loss - Year Ended March 31, 2007	-	-	-	-	-	(52,841)	-	-	(52,841)

Balance, March 31, 2007	-	-	166,667	167	7,313	(69,640)	-	-	(62,160)

Issuance of Preferred Shares	900,000	900	(45,000)	(45)	(855)	-	-	-	-
Issuance of Shares for Service	-	-	74,715	75	91,459	-	-	-	91,534
Conversion of Debt to Shares	-	-	2,489	2	93,260	-	-	-	93,262
Issuance of Shares for Merger	-	-	382,207	382	76,059	-	28,884	-	105,325
Adjustment for Conversion of ICTI Stock	-	-	44,645	45	43,259	-	(43,304)	-	-
Adjutment for ICTI stock changes	-	-	-	-	360,620	-	173,361	-	533,981

Net Loss - Year Ended March 31, 2008	-	-	-	-	-	(328,249)	(55,776)	-	(384,025)

Balance, March 31, 2008	900,000	900	625,723	625	671,115	(397,889)	103,165	-	377,916

Adjustment for Conversion of ICTI Stock	-	-	13,021	13	6,869		(6,882)	-	-
Contribution of Interest earned by
Shareholder	-	-	-	-	6,796	-	-	-	6,796

Net Loss - Year Ended March 31, 2009	-	-	-	-	-	(1,005,177)	(241,866)	-	(1,247,043)

Balance, March 31, 2009	900,000	900	638,744	638	684,780	(1,403,066)	(145,583)	-	(862,331)

Conversion of Officer Debt to Equity	-	-	-	-	269,097	-	-	-	269,097
Imputed interest	-	-	-	-	17,275	-	-	-	17,275

Net Loss - Year Ended March 31, 2010	-	-	-	-	-	(164,676)	(5,251)	-	(169,927)

Balance, March 31, 2010	900,000	900	638,744	638	971,152	(1,567,742)	(150,834)	-	(745,886)

Issuance of Class B Preferred Stock
& purchase of Orpheum	42,260	84,520	-	-	(117,650)	-	-	3,474,000	3,440,870
Conversion Class A Preferred Stock
to Common Stock	(900,000)	(900)	45,000	45	855	-	-	-	-
Issuance of Common Stock	-	-	66,251	66	(66)	-	-	-	-
Sale of Integrated Coffee Tech. &
Coscina Coffee Brothers	-	-	-	-	643,319	-	150,834	-	794,153
Donation from Officer	-	-	-	-	4,015	-	-	-	4,015
Conversion - Preferred to Common	(42,260)	(84,520)	4,226,000	4,226	80,294	-	-	-	-
Conversion of Stock to be Issued	-	-	137,561	138	35,628	-	-	(35,766)	-
Payment to reduce Stock to be Issued	-	-	-	-	-	-	-	(22,500)	(22,500)
Issuance of Common Stock for services	-	-	1,347,780	1,348	1,332,117	-	-	-	1,333,465
Investment by Shareholder	-	-	-	-	184,043	-	-	-	184,043

Net Loss - Year Ended 03/31/11	-	-	-	-	-	(1,714,868)	-	-	(1,714,868)

Balance, March 31, 2011	-	-	6,461,336	6,461	3,133,707	(3,282,610)	-	3,415,734	3,273,292

Shares issued to avoid anti-dilution	-	-	52,930,845	52,931	(52,931)	-	-	-	-
Issued for purchase of Property
Arkansas	-	-	80,000	80	19,120	-	-	-	19,200
Calfornia/Nevada	-	-	14,596,153	14,596	3,780,404	-	-	-	3,795,000
Oklahoma City	-	-	28,000,000	28,000	2,772,000	-	-	190,000	2,990,000
Hot Springs	-	-	1,066,667	1,067	158,933	-	-	-	160,000
Issued for purchase of Investment
Baja Coastal Property	-	-	42,194,605	42,193	(42,195)	-	-	-	(2)
Contracts	-	-	-	-	-	-	-	1,500,000	1,500,000
Issued for payment of cash	-	-	700,000	700	49,300	-	-	2,000	52,000
Conversion of "To Be Issued Stock"	-	-	15,797,969	15,798	3,399,936	-	-	(3,415,734)	-
Stock issued/To Be Issued for services	40,000	200,000	16,356,153	16,356	1,527,644	-	-	60,000	1,804,000
Investment by Shareholder	-	-	-	-	299,125	-	-	-	299,125
Rounding	-	-	-	1	(1)	-	-	-	-

Net Loss - Year Ended 03/31/12	-	-	-	-	-	(1,427,774)	-	-	(1,427,774)

Balance, March 31, 2012	40,000	$200,000	178,183,728	$178,183	$15,045,042	$(4,710,384)	$-	$1,752,000	$12,464,841

The accompanying notes are an integral part of the financial statements

Orpheum Property, Inc.
(A Development Stage Company)

Notes to the Financial Statements

March 31, 2012

Note 1	Organization and Summary of Significant Accounting Policies

(a)  Organization

Orpheum Property, Inc. (the “Company”) was organized under the laws of the State of Delaware on February 14, 2003 as Back Channel Investments, Inc.  The Company has elected a fiscal year end of March 31st.  The Company was originally organized for the purpose of the research and development of tropical plantation plants, to own and sell real and personal property and to sell products.  Currently, the Company is involved in the development and renovation of commercial property.

On May 20, 2003, the Company combined with Back Channel Investments, Inc., in a reverse merger pursuant to an Agreement and Plan of Reorganization.  Back Channel acquired all the outstanding shares of common stock of the Company in exchange for 7,000,000 shares of Back Channel’s common stock.  The surviving entity was the Company.  Upon completion of the reverse merger, the combined Company was re-capitalized to have 10,000,000 shares outstanding.  No change in net book value or goodwill was recognized.  Subsequently, in August, 2007, these shares were reduced to 3,333,332 shares through a reverse stock split.  The pre-merger financial statements of Orpheum Property, Inc. are now the historical financial statements of the Company.

Seeking to redirect its activities, on June 28, 2010, the Company acquired 129 University Place LLC, whose sole asset was the Orpheum Theater with the intention of restoring the historic commercial property.  The transaction involved the issuance of 42,260 shares of a new class of Preferred Stock (B) with a par value of $2.00 per share and convertible into 2000 shares of common stock for each share of preferred.  The purchase price of the property was $ 6,172,360 with the Company assuming an existing liability on the property of $2,698,360 and an obligation to issue Company stock valued at $3,474,000.

The Company is considered a development stage company as defined in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 915.  The Company has at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

(b)  Basis of Presentation and Discontinued Operations

The financial statements as of and for the year ended March 31, 2011, as well as for the period of inception (February 14, 2003) through March 31, 2011 include the accounts of Orpheum Property, Inc., and the activity of its former majority owned subsidiaries, Coscina Brothers Coffee Company and Integrated Coffee Technologies, Inc.  On June 30, 2010, the board of directors elected to dispose of the coffee-related business and focus on building a real estate portfolio, and the coffee-related business were sold to former directors of the Company.  Accordingly, the activity of the coffee-related businesses through June 30, 2010 has been accounted for as discontinued operations and the results of operations of the coffee-related businesses have been removed from the results of continuing operations for all periods presented.

(c)  Income Taxes

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

(e)  Basic Loss Per Common Share

The Company computes basic loss per common share in accordance with FASB ASC Topic 260-10, Earnings Per Share.  Basic loss per common share is computed using the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed using weighted average number of common shares plus dilutive common shares equivalents outstanding during the period using the treasury stock method.  Because the Company incurred losses for the years ended March 31, 2012 and March 31, 2011, the effect of any equivalent shares for each year would be excluded from the loss per share computation since the impact would be antidilutive.  There were no common stock equivalents outstanding at March 31, 2012 and March 31, 2011.

(f)  Revenue Recognition

Revenues of the Company will be recognized as earned in accordance with the nature of the income as it occurs.  Anticipated revenues in future periods is expected from event receipts earned at the renovated theater, operating income from commercial properties in the Orpheum portfolio, and gains from the sale of properties that may be purchased.  Revenues will not be recognized until such time as the service has been completed or escrows have closed.

(g)  Property and Equipment

Property and equipment are stated at cost.  Depreciation is provided using the straight-line method over the useful lives (5-7 years) of the related assets.  Expenditures for maintenance and repairs are charged to expenses as incurred.

As of March 31, 2012, the Company had not placed any of its fixed assets into service, therefore no depreciation is included for the year then ended.

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

(j)  Recently Issued Accounting Standards

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

In April 2011, the FASB issued ASU 2011-02, which amends the guidance for evaluating whether the restructuring of a receivable by a creditor is a troubled debt restructuring (“TDR”).  In evaluating whether a restructuring constitutes a TDR both for purposes of recording an impairment loss and for disclosure purposes, a creditor must separately conclude that both of the following exist: (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties.  For public companies, the new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the annual period of adoption.  However, an entity should apply prospectively changes in the method used to calculate impairment.  At the same time a public entity adopts ASU 2011-02, it is required to disclose the activity based information that was previously deferred by ASU No. 2011-01.  The adoption of this ASU is not expected to have a material impact on Company’s financial statements.

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

In September 2011, the FASB amended guidance pertaining to goodwill impairment testing.  The amendments permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test.  An entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount.  The guidance is effective April 1, 2012 with no significant impact expected on the Company’s financial statements.

In December 2011, the FASB issued guidance which relates to deconsolidation events. Under this amendment, when a parent (reporting entity) ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of the default on the subsidiary’s nonrecourse debt, the reporting entity should apply the guidance in Subtopic 360-20, Property, Plant and Equipment - Real Estate Sales, to determine whether it should derecognize the in substance real estate.  This guidance is effective for the fiscal year ending March 31, 2014 and is not expected to have a significant impact on the Company’s financial statements.

Also in December 2011, The FASB issued authoritative guidance to provide enhanced disclosures in the financial statements about offsetting and netting arrangements.  The new guidance requires entities to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting agreement.  This guidance was issued to facilitate comparison between financial statements prepared on a U.S. GAAP and IFRS reporting.  The new guidance will be effective April 1, 2013 and is not expected to have a significant impact on the Company’s financial statements.

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

Note 3	Investment in Unimproved Properties

On June 10, 2011, the Company purchased undeveloped property in Arkansas for $19,200 by issuing 80,000 shares of common stock.

On July 26, 2011, the Company issued 14,596,153 shares of common stock for the purchase of two undeveloped land parcels appraised at $3,795,000 located in California and Nevada.

On November14, 2011, the Company issued 1,066,667 shares of common stock for the purchase of ten (10) undeveloped land parcels in Hot Springs, Arkansas.  Total purchase price, including closing costs was $164,878.

On December 13, 2011, the Company purchased approximately 22.5 acres of undeveloped land in Oklahoma for a total of $3,000,000.  Payment consisted of a cash payment of $10,000 towards an outstanding mortgage, paid in January 2012, and issuance of 29,900,000 shares of common stock.

Note 4	Investment in Improved Properties

On June 28, 2010, the Company acquired 129 University Place, LLC, whose sole asset was the Orpheum Theatre.  The property is being held pending the completion of renovation activity.  The carrying value at March 31, 2012 and 2011 consists of the following:

	March 31, 2012	March 31, 2011

Acquisition Costs	$6,172,360	$6,172,360
Renovation Costs	242,701	124,575
Real Estate Commission	610,000	-
Prepaid Development Fees	944,498	-

Total	$7,969,559	$6,296,935

Note 5	Investment in Contracts

On February 21, 2012, the Company acquired two tax-credit consulting contracts from Morris Kahn & Associates, owned by our CEO, Morris Kahn.  These contracts entitle the Company to collect fees totaling $960,000 over a period of 20 years.  The Present Value, calculated based on the expected dates of receipt, indicates that at March 31, 2012, the contracts have a value of $555,502 based on a 6.4% rate of return.

Note 6	Demand Note

The mortgage on the Orpheum property which bears an interest rate of 13% per annum accrued monthly based on a 360 day per year calculation.  The principal is due on demand.  The principal balance at March 31, 2012, was $2,698,360.

At the time of the Company’s acquisition the note had accrued interest of $33,130.  Between June 28, 2010 and March 31, 2012, additional interest of $616,800 has been accrued, with a March 31, 2012 accrued interest balance of $649,930.

The demand note consists of debentures that are held by numerous individuals.  In February 2011, some of the debenture holders filed a lawsuit against the owners of the Orpheum Theater prior to its transfer to 129 University Place and against 129 University Place demanding either payment or release of the property.  Terms of the agreement require that we participate in an arbitration process first. We are currently working with legal counsel, lending sources, and the debenture holders through arbitration to provide for a quick settlement of their claims and satisfaction of their complaint.

Note 7	Preferred Stock

On August 22, 2007, the Company effected a one-for-three reverse stock split of its common stock, and authorized the issuance of a class of preferred stock (1,000,000 shares) of which 900,000 shares were issued.  They are convertible to one share of common stock for each share of preferred.  There are no stated dividend payments attributed at this time to those shares and they bear a par value of $0.001 each.  On June 28, 2010, these shares were converted to common stock.

Also on June 28, 2010, the Company issued 42,260 shares of Class B Preferred Stock as part of its offer to purchase the Orpheum Theater.  These shares had a par value of $2.00 per share and were convertible into 2000 shares of common stock (100 shares of post-reverse split shares).  On December 31, 2010, the shares were converted into 4,226,000 shares of common stock.

On June 6, 2011, the Company issued 40,000 shares of its Preferred Stock as compensation to a consultant that was owed $200,000.

Note 8	Common Stock

The Company, at inception, issued 1,000 shares of common stock to two initial stockholders at approximately $1.00 per share for a total amount of $1,002.

On May 20, 2004, the Company combined with Back Channel Investments, Inc., in a reverse merger pursuant to an Agreement and Plan of Reorganization.  Back Channel acquired all of the outstanding shares of common stock of the Company in exchange for 7,000,000 shares of Back Channel’s common stock.  Prior to the combination, Back Channel had 1,000,000 shares of common stock outstanding which were forward split on the basis of three for one.  The surviving entity was the Company.  Upon completion of the reverse merger, the Company was re-capitalized to have 10,000,000 shares outstanding.  In August 2007, these shares were converted to 3,333,332 shares in a reverse stock split.

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

On March 24, 2008, the Company also issued 125,000 shares to Tyrus C. Young (Chief Financial Officer/Director) for services rendered.  On June 30, 2010, Mr. Young was issued an additional 50,000 shares.  These shares, pursuant to the reverse split described below, totaled 8,750 shares.  In January 2011, he received an additional 50,000 post-split shares.

On December 10, 2010, with 15,000,000 shares issued and outstanding the Company issued a reverse stock split at a rate of 20 to 1, thereby reducing the outstanding total shares to 750,000.

On December 31, 2010, Rampant Leon Financial Corporation, an entity affiliated with the Company through common management, converted its 42,260 shares of Preferred Class B shares into 4,226,000 shares of common stock.

At the time of the acquisition of 129 University Place, LLC, the management of the Company was authorized to issue shares to existing and former officers, directors and staff to bring the outstanding total shares to 15,000,000 shares.  Post reverse stock split shares of 111,251 shares were issued on January 27, 2011.

On January 27, 2011, the Company issued 1,219,030 shares to various individuals who had assisted or consulted the Company in various ways over the prior six months.

On February 15, 2011, the Company issued 57,250 shares to three unrelated parties for debt that was owed by a related party partially owned by the Company’s Chairman, Andrew Reid.  This was in return for advances made to the Company by the related party.

On March 9, 2011, the Company issued 137,561 shares to the early investors in the Orpheum Theater (pre-acquisition) and reduced the Stock to Be Issued that was established at the time of the purchase by $35,766.

Also on March 9, 2011, the Company issued 1,500 shares to an unrelated party for consulting services.

On March 18, 2011, the Company issued 70,000 shares to unrelated parties for consulting services.

On July 8, 2011, the Company issued 11,045,250 shares of stock to consultants and recipients of common stock in January 2011, as an anti-dilution measure after increasing authorized shares of common stock from 50 million shares to 500 million.

Also on July 8, 2011, the Company issued 38,250,000 shares of stock as an anti-dilution measure to the companies that had converted their shares of preferred stock in January 2011.

On July 21, 2011, the Company issued 450,000 shares to consultants and recipients of common stock in March 2011, also as an anti-dilution measure.

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

On September 21, 2011, the Company issued 80,000 shares as payment for the June 6, 2011, acquisition of the property in Arkansas valued at $19,200.

On October 4, 2011, the Company issued 25,531,915 shares as a down payment for a 50% share in a commercial property in Baja, Mexico.  The purchase was concluded on January 14, 2012, at which time an additional 16,662,690 shares were issued.

On November 5, 2011, the Company issued 805,000 shares to a consultant for services rendered and to be rendered per a service contract.

On November 9, 2011, the Company issued 1,066,667 shares to purchase ten vacant residential lots in Hot Springs, Arkansas.  The purchase price and closing costs totaled $164,878.

On December 14, 2011, the Company issued 4,450,000 shares to three of the parties owed stock pursuant to the purchase of the Orpheum Theater.  This reduced the Stock To Be Issued by $1,075,000.

On December 19, 2011, the Company issued 10,547,969 shares to the remaining parties owed stock pursuant to the purchase of the Orpheum Theater.  This represented the balance of all amounts due to Orpheum Theater investors who were due stock due to that purchase.

On January 18, 2012, the Company issued 700,000 shares of common stock to an investor for $50,000 cash.

On January 19, 2012, the Company issued 14,134,615 shares of common stock as payment of commissions to a related company owned in part by the Company’s Chairman, Andrew Reid, as compensation for commissions earned on several of the Company’s asset purchases.

On January 23, 2012, the Company issued 416,538 shares of common stock to its Corporate Secretary as payment for services rendered during the 2012 fiscal year.

On January 27, 2012, the Company issued 1,000,000 shares of common stock as recognition to a newly appointed member of its Board of Directors.

On March 5, 2012, the Company issued 28,000,000 shares of common stock that had been set aside to complete the purchase of the Oklahoma property.  An additional 1,900,000 shares of common stock remain to be issued and are classed in Stock to Be Issued.

Note 9	Stock To Be Issued

At March 31, 2012, the Company had the following commitments to issue Common Stock:

Shares valued at $190,000 are due to EAH, LLC, for funds provided on the purchase of the Oklahoma property.

Shares valued at $60,000 are due to our CEO, Morris Kahn as payment due for services per his consulting contract for his services as the Company’s CEO.

For the purchase of certain tax-credit consulting contracts as well as for the prepayment of tax-credit consulting services associated with the Orpheum Theatre from Morris Kahn & Associates, the Company has an obligation to issue 15,000,000 shares of stock valued at $1,500,000.

Shares valued at $2,000 are due to a cash investor.

Note 10	Operating Leases

The Company leases their office space under an operating lease.  As of March 31, 2012, the Company is committed to the following minimum rentals:

2013	$14,484
2014	8,449

Total	$22,933

Rent expense totaled $28,995 and $ -0- at March 31, 2012 and 2011, respectively.

Note 11	Income Taxes

The provision for income taxes for the years ended March 31, 2012 and 2011, consists of the following:

	2012	2011
Federal
Current	$--	$--
Deferred	--	--
State
Current	--	--
Deferred	--	--

Total Provision (Benefit)	$--	$--

Reconciliation between income taxes at the combined federal and state statutory rate (40.4%) and the actual income tax provision for continuing operations follows:

	2011	2010
Expected Provision/(Benefit)	$(576,821)	$(692,807)
Increase in Valuation Allowance	576,821	692,807
Provision for Income Taxes	$--	$--

The following is a summary of deferred tax balances as of March 31, 2012 and 2011 with an assumed combined federal and state tax rate of 40.4%:

	2012	2011
Deferred Tax Asset:
Net Operating Loss Carryforwards	$1,915,508	$1,338,687

Gross Deferred Tax Asset	1,915,508	1,338,687
Less: Valuation allowance	(1,915,508)	(1,338,687)
Net Deferred Tax Asset	-0-	-0-
Deferred Tax Liabilities	-0-	-0-
Net Deferred Tax Asset (Liability)	$-0-	$-0-

The Company has net operating losses totaling $4,741,355, which expire through March 31, 2032.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained.  The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  The Company did not identify any material uncertain tax positions on returns that have been filed or that will be filed.  The Company has not had operations and is carrying a large net operating loss carryforward, as described above.  Since it is not thought that this net operating loss carryforward will ever produce a tax benefit, even if examined by taxing authorities and disallowed entirely, there would be no effect on the financial statements.

The Company has filed income tax returns in the U.S.  All years prior to 2009 are closed by expiration of the statute of limitations.  The years ended March 31, 2009, 2010, and 2011 are open for examination.

The Company’s policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits within income tax expenses.  For the year ended March 31, 2012 and 2011, we did not recognize any interest or penalties, nor did we have any interest or penalties accrued as of March 31, 2012 and 2011 relating to unrecognized benefits.

Note 12	Related Party Transactions

On June 30, 2010, the two existing coffee related subsidiaries were sold to entities controlled by two former officers and directors.  The purchase price of $110,000 was paid by reducing the amounts due to one of these individuals by $45,000 and recording a short term receivable of $55,000.  The Company was able to recover $30,000 of this receivable and for the year ended March 31, 2011, recognized a bad debt expense for the remaining $25,000 owed.

Also, during June, 2010, the same former director paid our former audit firm a total of $45,000 for bills incurred by the Company over the prior fiscal year.

Between June 28, 2010 and March 31, 2012, our majority shareholder has advanced a total of $503,805 to the Company for renovation costs to the Orpheum Theater and for operating costs.

As discussed in Note 8, on January 19, 2012, the Company issued 14,134,615 shares of common stock as payment to a related company owned in part by the Company’s Chairman, Andrew Reid, as compensation for commissions earned on several of the Company’s asset purchases.

On February 21, 2012, the Company purchased two tax credit consulting contracts from its CEO’s company, Morris Kahn & Associates.  These contracts were recorded at their estimated fair value of $555,502.  Cash inflows associated with the contracts are expected to begin in late 2012, and continue through 2032.  In addition, the Company prepaid the estimated tax credit consulting fees pertaining to the contract it had with Morris Kahn & Associates for the Orpheum Theatre project.  In exchange, Mr. Kahn agreed to accept 15,000,000 shares of the Company’s common stock valued at approximately $1.5 million.

Note 13	Significant Concentration of Credit Risk

The Company has a significant concentration of activities currently in commercial real estate primarily in the City of New Orleans.  Any natural disasters or acts of vandalism or terrorism could prove detrimental to the holdings of the Company.  During the year ended March 31, 2012, the Company has begun to diversify its geographic locations to other areas of the country.

Note 14	Discontinued Operations

In accordance with ASC 205-20, the Company has classified all results from operations of its former businesses of coffee roasting and research operations into discontinued operations line items within the Company’s statements of operations and statements of cash flow.

Net Loss from discontinued operations for the years ended March 31, 2012 and 2011 consisted of the following:

	2012	2011
Revenues	$--	$81,067
Operating expenses	--	(74,155)
Interest Expense	--	(799)
Net Profit (Loss) from Discontinued Operations	--	6,113
Net Loss to Non-Controlling Interest	--	--

Net Loss from Discontinued Operations attributable to Orpheum Property, Inc.	$--	$6,113

Note 15	Subsequent Events

In accordance with FASB ASC Topic 855, Subsequent Events, the Company evaluates events and transactions that occur after the balance sheet date for potential recognition in the financial statements.  The effects of all subsequent events that provide additional evidence of conditions that existed at the balance sheet date are recognized in the financial statements as of March 31, 2012.  In preparing these financial statements, the Company evaluated the events and transactions that occurred through the date these financial statements were issued.  The Company determined that the following event required disclosure:

Subsequent to March 31, 2012, the Company acquired a commercial property from its CEO, Morris Kahn, through the issuance of 20,000,000 shares of common stock and the assumption of $1,200,000 of mortgage debt.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are no disagreements with our accountant on accounting and financial disclosure.

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

ITEM 9B. OTHER INFORMATION.

None

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

The members of the Board of Directors of Orpheum Property, Inc. serve until the next annual meeting of stockholders, or until their successors have been elected.  The officers serve at the pleasure of the Board of Directors.  The following are the current directors and executive officers of Orpheum Property, Inc.

Andrew V. Reid	Board Chairman
Bruce Gwyn	Director
Whitney O. Cluff	Director
Morris Kahn	Chief Executive Officer
Tyrus C. Young	Chief Financial Officer and Director

Morris Kahn

Morris Kahn, 55, has managed State and Federal tax incentive projects for real estate development companies and businesses since 1982.

Tyrus C. Young

Tyrus C. Young, 55, formerly owned and operated a Certified Public Accounting firm specializing in audits of companies in regulated industries and currently heads business management firms in Atlanta, GA and Honolulu, HI.

Andrew V. Reid

Andrew V. Reid has served as Chairman since April 2011.  From August 2010 to April 2011, he served as the Company’s CEO.

Mr. Reid has more than 20 years of corporate finance and management experience.  In 2006, Mr. Reid started NOLA Commercial Finance Inc., a commercial finance company.  During the past four years, he has focused on helping small regional oil and gas companies with debt and equity funding.  He has helped fund in excess of $50 million for various types of income producing properties.

Mr. Reid also serves as Chairman and CEO of Treaty Energy Corporation, an international oil and gas company with oil and gas resources in Kansas, Texas, Louisiana, and Belize.

In 2002, Mr. Reid’s registration as a broker was revoked by the National Association of Securities Dealers (“NASD”, now the Financial Industry Regulatory Authority). Mr. Reid denied and continues to deny the allegations presented by the NASD; however, he did not challenge the revocation since he desired to voluntarily leave the securities industry for other reasons.

Bruce Gwyn

Mr. Gwyn also serves as co-CEO of Treaty Energy Corporation, an international oil and gas company with oil and gas resources in Kansas, Texas, Louisiana, and Belize.

Whitney O. Cluff

Mr. Cluff has served as a Director since January 2012. He also serves as Vice President with Coldwell Banker Commercial, Salt Lake City, Utah, with over thirty years of experience in the commercial real estate and financial business, working with land development, mixed use development, retail tenant and developer representation and the retail shopping center business.

Mr. Cluff has extewnsive back ground in commercial real estate, and is also involved in community service and planning. He balances strong analytical, planning, and organization abilities with effective negotiation skills.

Code of Ethics

Orpheum Property, Inc. has not adopted a code of ethics which applies to the chief executive officer, or principal financial and accounting officer, because of our level of operations at this time.

Audit Committee Financial Expert

The entire board of directors of the Company functions as the audit committee.  The Company’s board of directors has determined that Tyrus C. Young is an audit committee financial expert.  Mr. Young is not independent with respect to the Company since he serves as our CFO.

Section 16(a) Beneficial Ownership Reporting Compliance

The Company has determined that our directors and officers have not filed the forms under Section 16(a) of the Exchange Act.  This failure was due to lack of knowledge of these requirements and a lock of administrative resources.  Additional administrative resources are being made available to the Company in order to file the required reports to bring these individuals into compliance.

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

Until we obtain additional funding, most Company officers and directors are devoting the majority of their time to other employment and are serving without compensation.  Morris Kahn began receiving compensation as of April 1, 2011.  The only other officer/director to receive any compensation was Tyrus C. Young though all payments were made to his management corporations.

Summary Compensation Table

	ANNUALCOMPENSATION			LONG TERM COMPENSATION
Name and				Other Annual		Awards	Payouts	All
Principal Position				Compensation
				Restricted	Securities	LTIP
				Stock	Underlying
	Year	Salary	Bonus	Awards ($)	Options SARs(#)	Payouts($)	Compensation

Morris Kahn	2012	120,000	0	0	0	0	0	0
Chief Executive Officer	2011	0	0	0	0	0	0	0
	2010	0	0	0	0	0	0	0
Tyrus C. Young	2012	0	0	0	0	0	0	0
Chief Financial Officer	2011	13,353	0	0	0	0	0	0
Director	2010	27,002	0	0	0	0	0	0

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information relating to the beneficial ownership of Company common stock as of March 31, 2012 by  (i) each person known by Orpheum Property, Inc. to be the beneficial owner of more than 5% of the outstanding shares of common stock  and (ii) each of Orpheum Property, Inc.'s directors and executive officers.  Unless otherwise noted below, Orpheum Property, Inc. believes that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.  For purposes hereof, a person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof upon the exercise of warrants or options or the conversion of convertible securities.  Each beneficial owner's percentage ownership is determined by assuming that any warrants, options or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days from the date hereof, have been exercised.

Name and Address			Preferred Stock	Percentage

Andrew V. Reid, Chairman and CEO	--	--	14,166,670	7.95%
Morris Kahn, CEO	--	--	200,000	0.11%
Tyrus C. Young, CFO/Director	--	--	509,000	0.28%
Bruce Gwyn, Director	--	--	3,198,845	1.80%
Whitney O. Cluff, Director	--	--	1,250,000	0.70%
Michael Mulshine, Corp Secretary	--	--	3,916,538	2.20%
All officers and directors as a group (6 persons)	--	--	23,241,053	13.04%
BRW Consulting Group, LLC	--	--	14,166,660	7.95%
Edgewater River Investments, LLC	--	--	14,166,670	7.95%
Rampant Leon Financial Corp.	--	--	14,134,615	7.93%

Except as otherwise noted, shares are owned beneficially and of record, and such record shareholder has sole voting, investment, and dispositive power.

Shares owned by Andrew V. Reid are held of record by NOLA Commercial Finance Inc.,  which is controlled by him.

Shares owned by Bruce Gwyn are held of record by Level III Trading Partners, L.P.  An investment advisory firm controlled by Mr. Gwyn is the general partner of Level III Trading Partners, L.P.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Transactions

On February 21, 2012, the Company acquired two contracts from Morris Kahn & Associates, owned by our CEO, Morris Kahn, as well as prepaid tax-credit consulting services to be provided by Morris Kahn for the Orpheum Theater project.  The two contracts entitle the Company to collect fees totaling $960,000 over a 20 year period.  The present value of the two tax-credit consulting contracts, calculated based on the expected dates of receipt, is $555,502.  The Company purchased the contracts and prepaid the tax-consulting fees in exchange for 15,000,000 shares of common stock.

On January 19, 2012, the Company issued 14,134,615 shares of common stock as payment to a related company owned in part by the Company’s Chairman, Andrew Reid, as compensation for commissions earned on several of the Company’s asset purchases.

The Company does not have any independent directors.  For purposes of determining director independence, we used the standards applicable to companies listed on the NASDAQ Stock Exchange, which are not applicable to us.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

This category includes the aggregate fees billed for professional services rendered for the audits of our financial statements for the fiscal years 2012 and 2011, for the review of the financial statements included in our reports on Form 10-Q, and for the services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements for the relevant fiscal years.  Audit fees pertaining to services provided to the Company for the fiscal years ended March 31, 2012 and 2011 amount to $58,850 and $44,048.

Audit Committees pre-approval policies and procedures.

We do not have an audit committee.  Our engagement of LaPorte was approved by the Board of Directors.  No services described in Item 9(e)(2) through 9(e)(4) of Schedule 14A were performed by our auditors.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Exhibits.  The following exhibits of the Company are included herein.

Exhibit No.    Document Description

2.	Agreement and Plan of Reorganization between Back Channel Investments, Inc. and Orpheum Property, Inc. (1)
2.2	Board Resolution accepting the assets as a contribution to capital.(2)
3.	Certificate of Incorporation and Bylaws
3.1.(a)	Articles of Incorporation(3)
(b)	December 31, 2004 Certificate of Amendment to Certificate of Incorporation of Back Channel Investments, Inc. (1)
(c)	September 25, 2007 Certificate of Amendment to Certificate of Incorporation of Pacific Land and Coffee Corporation. (4)
(d)	December 23, 2010 Certificate of Amendment to Certificate of Incorporation of Pacific Land and Coffee Corporation. (4)
(e)	June 13, 2011 Certificate of Amendment to Certificate of Incorporation of Orpheum Property, Inc.. (4)
3.2	Bylaws(1)
10.	Material Contracts
10.1	Stock Option Plan(3)
31.1	Chief Executive Officer - Rule 13a-15(e) Certification. Filed herewith.
31.2	Chief Financial Officer - Rule 13a-15(e) Certification. Filed herewith.
32.1	Chief Executive Officer - Sarbanes-Oxley Act Section 906 Certification.
32.2	Chief Financial Officer - Sarbanes-Oxley Act Section 906 Certification.
101	Interactive Data File
(3)	Filed with the Company's original Form 10-SB.
(1)	Filed with Registration Statement on Form SB-2, file no. 333-105564 and incorporated by reference.
(2)	Incorporated by reference to the Current Report on Form 8-K dated November 6, 2006.
(4)	Incorporated by reference to Form 10-Q for the period ended December 31, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on October15, 2012.

ORPHEUM PROPERTY, INC.

By:	/s/ Morris Kahn
Morris Kahn
Chief Executive Officer

By:	/s/ Tyrus C. Young
Tyrus C. Young
Chief Financial Officer (principal financial
and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on October 15, 2012.

By:	/s/ Morris Kahn
Morris Kahn
Chief Executive Officer
(principal executive officer)

By:	/s/ Tyrus C. Young
Tyrus C. Young
Chief Financial Officer & Director
(principal financial and accounting officer)

By:	/s/ Andrew V. Reid
Andrew V. Reid
Chairman