Form 10-K/A
period 2012-03-31
Orpheum Property Inc
filed 2012-10-16
CIK 1092791

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

The number of shares outstanding of the issuer's classes of Common Stock as of September 30, 2012:

Common Stock, $0.001 Par Value – 178,183,728 shares

DOCUMENTS INCORPORATED BY REFERENCE:  NONE

Explanatory Note

The purpose of this Amendment No. 1 to Orpheum Property, Inc. Annual Report on Form 10-K for the year ended March 31, 2012, filed with the Securities and Exchange Commission on October 15, 2012 (the “Form 10-K”), is solely to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-K formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Exhibits.  The following exhibits of the Company are included herein.

Exhibit No.    Document Description

2.	Agreement and Plan of Reorganization between Back Channel Investments, Inc. and Orpheum Property, Inc. (1)
2.2	Board Resolution accepting the assets as a contribution to capital.(2)
3.	Certificate of Incorporation and Bylaws
3.1.(a)	Articles of Incorporation(3)
(b)	December 31, 2004 Certificate of Amendment to Certificate of Incorporation of Back Channel Investments, Inc. (1)
(c)	September 25, 2007 Certificate of Amendment to Certificate of Incorporation of Pacific Land and Coffee Corporation. (4)
(d)	December 23, 2010 Certificate of Amendment to Certificate of Incorporation of Pacific Land and Coffee Corporation. (4)
(e)	June 13, 2011 Certificate of Amendment to Certificate of Incorporation of Orpheum Property, Inc.. (4)
3.2	Bylaws(1)
10.	Material Contracts
10.1	Stock Option Plan(3)
31.1*	Chief Executive Officer - Rule 13a-15(e) Certification. Filed herewith.
31.2*	Chief Financial Officer - Rule 13a-15(e) Certification. Filed herewith.
32.1*	Chief Executive Officer - Sarbanes-Oxley Act Section 906 Certification.
32.2*	Chief Financial Officer - Sarbanes-Oxley Act Section 906 Certification.
101	Interactive Data File
(3)	Filed with the Company's original Form 10-SB.
(1)	Filed with Registration Statement on Form SB-2, file no. 333-105564 and incorporated by reference.
(2)	Incorporated by reference to the Current Report on Form 8-K dated November 6, 2006.
(4)	Incorporated by reference to Form 10-Q for the period ended December 31, 2011.

101.INS	XBRL INSTANCE DOCUMENT **
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA **
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE **
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE **
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE **
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE **
_____________

*           previously filed.
**           In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this report on Form 10-K shall be deemed “furnished” and not “filed”.

28

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

29