Form 10-Q
period 2012-06-30
Orpheum Property Inc
filed 2012-10-31
CIK 1092791

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THESECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THESECURITIES EXCHANGE ACT OF 1934

For the transition period from __________   to  _________

Commission File Number 0-30595

CIK Number 0001092791

ORPHEUM PROPERTY, INC.
(Exact Name of small business issuer as specified in the charter)

Delaware	33-0619256
(State or other Jurisdiction of Incorporation or Organization)	( IRS Employer Identification No.)

201 St. Charles Ave., Ste. 2500, New Orleans, LA  70170
(Address of Principal Executive Offices)

(504) 599-5697
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Common Stock, $.001 par value	213,718,394
Title of Class	Number of Shares outstanding at October 26, 2012

PART I

ITEM 1. FINANCIAL STATEMENT

ORPHEUM PROPERTY INC
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

ASSETS
	June 30,	March 31,
	2012	2012

Current Assets
Cash in Bank	$87	$274
Prepaid Expenses	-	-

Total Current Assets	87	274

Fixed Assets
Unimproved properties	7,350,995	7,350,995
Improved properties	11,169,559	7,969,559
Less: Accumulated Depreciation	-	-

Total Fixed Assets	18,520,554	15,320,554

Other Assets
Investment - Contracts	555,502	555,502

Total Other Assets	555,502	555,502

TOTAL ASSETS	$19,076,143	$15,876,330

The accompanying notes are an integral part of the financial statements

LIABILITIES & STOCKHOLDERS' EQUITY

	June 30,	March 31,
	2012	2011

Current Liabilities
Accounts Payable	$86,830	$63,198
Accrued Interest	737,627	649,930
Demand Note - Orpheum	2,698,360	2,698,360

Total Current Liabilities	3,522,817	3,411,488

Long Term Liabilities
Mortgage Payable	1,200,000	-

Total Liabilities	4,722,817	3,411,488

Stockholders' Equity
Preferred Stock Class A - 1,000,000 shares authorized;
Stated value of $5.00 per share; 40,000 shares
issued and outstanding at June 30, 2012 and
March 31, 2012, respectively	200,000	200,000

Common Stock - 500,000,000 shares authorized;
Par value of $.001 per share; 213,350,394 shares
and 178,183,728 shares issued and outstanding
at June 30, 2012 and March 31, 2012, respectively	213,350	178,184
Stock to be Issued	267,000	1,752,000
Capital in excess of par value	18,579,722	15,045,042
Deficit accumulated during the development stage	(4,906,746)	(4,710,384)

Total Stockholders' Equity	14,353,326	12,464,842

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$19,076,143	$15,876,330

The accompanying notes are an integral part of the financial statements

ORPHEUM PROPERTY, INC.
(A Development Stage Company)
STATEMENTS OF OPERATION
For the Three Months Ended June 30, 2012 and 2011
 and for the Perod from Inception (February 14, 2003) Through June 30, 2012

			February 14,
	For the Three Months Ended		2003 through
	June 30,	June 30,	June 30,
	2012	2011	2012
Revenues
Sales	$-	$-	$-

Total Revenues	-	-	-

Cost of Sales	-	-	-

Gross Profit	-	-	-

General & Administrative Expenses	108,665	292,064	2,920,126

Net Loss from Operations	(108,665)	(292,064)	(2,920,126)

Other Income (Expense):
Other Income	-	-	4,000
Interest Expense	(87,697)	(87,697)	(726,247)

Total Other Income (Expense)	(87,697)	(87,697)	(722,247)

Net Loss from Continuing Operations	(196,362)	(379,761)	(3,642,373)

Discontinued Operations	-	-	(1,235,906)
Loss - Sale of Disc. Operations	-	-	(28,467)

Net Loss	$(196,362)	$(379,761)	$(4,906,746)

Basic and Diluted Income (Loss) Per Share
Continuing Operations	(0)	(0)
Discontinued Operations	-	-

Net Loss per Share	$(0)	$(0)

Weighted Average Shares
Outstanding	209,086,659	6,461,336

The accompanying notes are an integral part of these financial statements

ORPHEUM PROPERTY INC
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended June 30, 2012 and 2011
and for the Perod from Inception (February 14, 2003) Through March 31, 2012

			February 14,
	For the Three Months Ended		2003 through
	June 30,	June 30,	June 30,
	2012	2011	2012
Cash Flows from Operating Activities
Net Loss	$(196,362)	$(379,761)	$(4,906,746)
Adjustments to reconcile net loss to net cash used by
operating activities
Contribution of interest on advances by officer	-	-	24,071
Common Stock issued for conversion of subsidiary stock	-	-	6,881
Stock Issued for payment of fees	15,000	215,000	2,317,998
Contributed Capital - noncash fair market value of start-up and organization services and costs	-	-	1,000
Bad debt recognized - Hales Receivable	-	-	25,000
(Increase) Decrease in Prepaid expenses	-	2,355	-
Increase (Decrease) in accounts payable	23,632	36,899	86,830
Increase (Decrease) in accrued interest	87,697	87,697	704,497
Net Cash Used by Operating Activities	(70,033)	(37,810)	(1,740,469)

Cash Flow from Investing Activities
Improvements to Orpheum Theater	-	(69,682)	(242,701)
Escrow refunds, net of fees paid	-	(6,500)	15,583
Net Cash Used by Investing Activities	-	(76,182)	(227,118)

Cash Flow from Financing Activities
Proceeds from the sale of stock/contributed cash	69,846	105,770	1,037,365
Proceeds from notes payable - related party	-	-	49,700
Payment on OKC payable	-	-	(10,000)
Proceeds from advances from former officer - net	-	-	30,000
Proceeds from mergers	-	-	304,540
Payment to reduce Stock to be Issued			(22,500)
Bank overdraft	-	7,495	-
Net Cash Provided (Used) by Financing Activities	69,846	113,265	1,389,105

Net Increase (Decrease) in Cash	(187)	(727)	(578,482)

Beginning Cash Balance	274	727	-

Cash provided (used) by Discontinued Operating Activities	-	-	578,569

Ending Cash Balance	$87	$-	87

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for interest	-	-	-
Cash paid during the year for income taxes	-	-	-

Acquisitions
Fair value of assets acquired	$-	$-	$7,447,703
Issuance of debt/assumption of liabilities	-	-	(1,170,013)
Liabilities assumed	-	-	(2,760,379)
Stock Issued at acquisition	-	-	(160,961)
Capital in Excess of Par	-	-	(3,356,350)
Improved Properties	3,200,000		3,200,000
Unimprovevd properties	-	-	6,979,078
Contracts	-	-	1,500,000
Issuance of debt/assumption of liabilities	(1,200,000)	-	(1,214,878)
Stock Issued at acquisition	(20,000)	-	(63,743)
Capital in Excess of Par	(1,980,000)	-	(8,710,457)
Stock to be issued	-	-	(1,690,000)

The accompanying notes are an integral part of the financial statements

Orpheum Property, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements

June 30, 2012

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s March 31, 2012 audited financial statements.  The results of operations for the three months ended June 30, 2012, are not necessarily indicative of the results of operations to be expected for the full fiscal year.

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

Basic Loss per Common Share
The Company computes basic loss per common share in accordance with FASB ASC Topic 260-10, Earnings Per Share.  Net loss is divided by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share is computed using weighted average number of common shares plus dilutive common shares equivalents outstanding during the period using the treasury stock method.  Because the Company incurred losses for the three months ended June 30, 2012 and 2011, the effect of any equivalent shares for each period would be excluded from the loss per share computation since the impact would be antidilutive.  There were no common stock equivalents outstanding as June 30, 2012 and 2011.

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

Recently Issued Accounting Standard
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

Also, in December 2011, The FASB issued authoritative guidance to provide enhanced disclosures in the financial statements about offsetting and netting arrangements.  The new guidance requires entities to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting agreement.  This guidance was issued to facilitate comparison between financial statements prepared on a U.S. GAAP and IFRS reporting.  The new guidance will be effective January 1, 2013 and is not expected to have a significant impact on the Company’s financial statements.

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

On December 13, 2011, the Company purchased approximately 22.5 acres of undeveloped land in Oklahoma for a total of $3,000,000.  Payment consisted of a cash payment of $10,000 towards an outstanding mortgage paid in January 2012, and issuance of 29,900,000 shares of common stock.

Note 4	Investment in Improved Properties

On June 28, 2010, the Company acquired 129 University Place, LLC, whose sole asset was the Orpheum Theatre.  The property is being held pending the completion of renovation activity.

On April 12, 2012, the Company acquired a commercial building at 1031 St. Phillips Street in the French Quarter.  It has 6,520 square feet of space intended for leasing to commercial interests.

The carrying value at June 30, 2012 and March 31, 2012 consists of the following:

	June 30,	March 31,
	2012	2012

Orpheum Theater
Acquisition Costs	$6,172,360	$6,172,360
Renovation Costs	242,701	242,701
Real Estate Commission	610,000	610,000
Prepaid Development Fees	944,498	944,498
Total Orpheum Theater	7,969,559	7,969,559
1031 St. Phillips Street	3,200,000	-
Total	$11,169,559	$7,969,559

Note 5	Investment in Contracts

On February 21, 2012, the Company acquired two tax credit consulting contracts from Morris Kahn & Associates, owned by our CEO, Morris Kahn.  These contracts entitle the Company to collect fees totaling $960,000 over a period of 20 years.  The Present Value, calculated based on the expected dates of receipt, indicates that at March 31, 2012, the contracts have a value of $555,502 based on a 6.4% rate of return.

Note 6	Demand Note

The mortgage on the Orpheum property which bears an interest rate of 13% per annum accrued monthly based on a 360 day per year calculation.  The principal is due on demand.  The principal balance at June 30, 2012 and at March 31, 2012, was $2,698,360.  Accrued interest as of June 30, 2012, totaled $649,930.

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

Note 7	Mortgage Obligation

The commercial property at 1031 St. Phillips Street is subject to a mortgage in the amount of $1,200,000 that is in Morris Kahn’s personal name and cannot be transferred to the Company.  As part of the purchase agreement, the Company is to either refinance the mortgage or pay off the mortgage.  As of this report date the Company had not completed qualifying for a new mortgage, but is working with several lenders to finalize an agreement.

Note 8	Preferred Stock

On June 6, 2011, the Company issued 40,000 shares of its Preferred Stock as compensation to a consultant that was owed $200,000.

Note 9	Common Stock

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

On April 12, 2012, the Company issued 15,000,000 shares of common stock to our CEO, Morris Kahn, as payment for certain contracts purchased from Morris Kahn & Associates and for the prepaid commission on the tax credits related to the Orpheum Theater.

Also, on April 12, 2012, the Company issued 20,000,000 shares of common stock to our CEO, Morris Kahn, as agreed upon with the purchase of commercial real estate.

On April 19, 2012, the Company issued 166,667 shares of common stock as payment for services rendered to the Company.

Note 10  Stock To Be Issued

At June 30, 2012 and March 31, 2012, the Company had the following commitments to issue Common Stock:

Shares valued at $190,000 are due to EAH, LLC, as of June 30, 2012 and March 31, 2012, for funds provided on the purchase of the Oklahoma property.

Shares valued at $75,000 and $60,000, are due to our CEO, Morris Kahn, as of June 30, 2012 and March 31, 2012, respectively, as payment due for services per his consulting contract for his services as the Company’s CEO.

For the purchase of certain tax-credit consulting contracts as well as for the prepayment of tax-credit consulting services associated with the Orpheum Theatre from Morris Kahn & Associates, the Company has an obligation to issue 15,000,000 shares of stock valued $1,500,000, as of March 31, 2012.  These shares were issued on April 12, 2012.

Shares valued at $2,000 are due to a cash investor at June 30, 2012, and March 31, 2012.

Note 11  Related Party Transactions

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

On April 12, 2012, the Company issued 20,000,000 shares to its CEO, Morris Kahn to purchase a commercial property.  As of the date of this report, there has been a delay in obtaining the required loan agreed to per the contract, however, Morris Kahn has authorized the Company to use the building in the interim.

For the three months ended June 30, 2012, and for the year ended March 31, 2012, the Company’s majority shareholder has advanced a total of $2,800 and $229,996, respectively, to the Company for renovation costs to the Orpheum Theater and for operating costs.

Note 12  Significant Concentration of Credit Risk

The Company has a significant concentration of activities currently in commercial real estate primarily in the City of New Orleans.  Any natural disasters or acts of vandalism or terrorism could prove detrimental to the holdings of the Company.  During and subsequent to the year ended March 31, 2012, the Company has begun to diversify its geographic locations to other areas of the country.

Note 13  Subsequent Events

In accordance with FASB ASC Topic 855, Subsequent Events, the Company evaluates events and transactions that occur after the balance sheet date for potential recognition in the financial statements.  The effects of all subsequent events that provide additional evidence of conditions that existed at the balance sheet date are recognized in the financial statements as of June 30, 2012.  In preparing these financial statements, the Company evaluated the events and transactions that occurred through the date these financial statements were issued.  The Company determined that there were no events requiring disclosure.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONSAND FINANCIAL CONDITION

Forward looking information

Information included in this report includes forward looking statements, which can be identified by the use of forward-looking terminology such as may, will, expect, anticipate, believe, estimate, or continue, or the negative thereof or other variations thereon or comparable terminology. The disclaimers in this report constitute cautionary statements identifying important factors, including risks and uncertainties, relating to the forward-looking statements that could cause actual results to differ materially from those reflected in the forward-looking statements.

Our future operating results are subject to many factors, including:

●	Our ability to raise finance to renovate the Orpheum Theater and pay the monthly mortgage interest due on the property
●	Our ability to restore the Orpheum Theater and successfully reopen it as an entertainment venue
●	Our ability to identify, close and finance other suitable property acquisitions
●	Our ability to identify and manage suitable contactors and specialist advisers to assist in the development of our property portfolio
●	The general economic climate as well as that specific to the New Orleans region
●	Fluctuation in the prices of commercial real estate in New Orleans
●	Other risks currently unknown but which could arise in the future

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

On June 30, 2010, the Company developed a strategic plan to dispose of its existing loss generating coffee subsidiaries, Coscina Brothers Coffee, LLC and Integrated Coffee Technologies Inc., and focus on building a quality portfolio of property assets.  The plan is to hold these property assets for development and investment purposes with a view to them becoming income producing assets.  Opportunities to sell these assets will be considered as well.  The Orpheum Theater was the first property acquisition in line with this strategy.  A number of other property acquisitions are currently being reviewed by the Company for their suitability in accordance with this strategy.

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

Recent Land Acquisitions

On July 26, 2011, the Company acquired 42.9 acres of vacant land in Tehachapi, California, the purchase price for this property was $795,000, which was paid in shares of Orpheum common stock.  On the same day, the Company acquired 5.48 acres of vacant land in Pampa, Nevada, the purchase price for the land was $3,000,000, which was paid in shares of Orpheum common stock.  The acquisition of the vacant land has expanded the Company’s business focus to real estate development as well as the refurbishing of the Orpheum Theater.

On October 27, 2011, the Company acquired commercial property in Oklahoma City, Oklahoma, valued at $3,000,000.  Per the agreement, the Company obligated itself to make the January, 2012, payment under an existing mortgage and agreed to issue 29,900,000 shares of common stock for the balance of $2,990,000.  As of this report date, 28,000,000 shares have been issued.  The remaining 1,900,000 shares are reflected in the Stock To Be Issued account.

On November 9, 2011, the Company purchased ten (10) vacant residential lots located in Hot Springs, Arkansas.  The purchase price and closing costs of $164,878 were paid though an issuance of common stock.

On April 12, 2012, the Company acquired commercial property owned by its’ CEO, Morris Kahn.  The purchase contract called for a purchase price of $3,200,000, to be paid with 20,000,000 shares of common stock and the acceptance of a $1,200,000 mortgage.   As the Balance Sheet date, the title had not been transferred due to delays in transferring the mortgage, however, the Company does have use of the property and financing options are being vigorously pursued.

Critical Accounting Policies

Our discussion and analysis of results of operations and financial condition are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  We evaluate our estimates on an ongoing basis, including those related to provisions for uncollectible accounts receivable, inventories, valuation of intangible assets and contingencies and litigation.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  The accounting policies that we follow conform to accounting principles generally accepted in the United States, and have been consistently applied in the preparation of the financial statements.

Off-Balance Sheet Arrangements

We have no off balance sheet arrangements.

Revenue Recognition

The Company recognizes revenues in accordance with the Securities and Exchange Commission, Staff Accounting Bulletin (SAB) number 104, Revenue Recognition.  SAB 104 clarifies application of U.S. generally accepted accounting principles to revenue transactions.

RESULTS OF OPERATIONS

We incurred net losses of $196,362 and $379,761 for the three months ended June 30, 2012 and 2011, respectively.  We do not anticipate having positive net income in the immediate future.  Net cash used by operations for the three months ended June 30, 2012 and 2011, were $70,033 and $37,810, respectively.  These conditions create an uncertainty as to our ability to continue as a going concern.

Results of Operations for the three months ended June 30, 2012 compared to the three months ended June 30, 2011

General & Administrative Expenses

General and Administrative Expenses decreased in the three months ended June 30, 2012, as compared to the three months ended June 30, 2011 from $292,064 to $108,665.  The majority of the decrease was due to consulting expenses of $215,000 paid in the three months ended June 30, 2011.

Loss from Operations

The decrease in our operating loss for the three months ended June 30, 2012, as compared to the three months ended June 30, 2011 from $292,064 to $108,665 is due to the decrease in general and administrative expenses described above.

Interest Expense

We incurred interest expense of $87,697 and $87,697 during the three months ended June 30, 2012 and June 30, 2011, respectively.   There was no increase or decrease in interest expense.

Net Income (Loss)

We recognized a net loss from continuing operations of $196,362 and $379,761 for the three months ended June 30, 2012, and June 30, 2011, respectively.  The change in net loss is primarily attributable to the changes in operating loss and interest expense described above.

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

ITEM 4.  CONTROLS AND PROCEDURES.

The Company's principal executive officer and its principal financial officer, carried out an evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d -14 (c) as of June 30, 2012.   As a result of this evaluation, they concluded that our disclosure controls and procedures were not effective.  Specifically, our disclosure controls and procedures were not effective to enable us to accurately record, process, summarize and report certain information required to be include in the Company’s periodic SEC filings within the required time periods, and to accumulate and communicate to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

The Company has been reviewing comments from our auditors regarding the basis of their conclusion and identifying specific procedures that will strengthen our controls and procedures for identifying, recording and disclosing required information in an accurate and timely manner.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In connection with the Company’s acquisition of the Orpheum Theatre, the Company has a demand note which consists of debentures that are held by various individuals.  In February 2011, some of the debenture holders filed a lawsuit against the owners of the Orpheum Theater prior to its transfer to 129 University Place and against 129 University Place, LLC demanding either payment of the debentures or release of the property.  Terms of the agreement require that we participate in an arbitration process first.  We are currently working with legal counsel, lending sources, and the debenture holders  through arbitration to provide for a quick settlement of their claims and satisfaction of their complaint.

ITEM 1A.  RISK FACTORS

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
(b) December 13, 2004 Certificate of Amendment to Certificate of Incorporation of Back Channel Investments,Inc. (2)
(c) September 25, 2007 Certificate of Amendment to Certificate of Incorporation of Pacific Land and CoffeeCorporation (3)
(d) December 23, 2010 Certificate of Amendment to Certificate of Incorporation of Pacific Land and CoffeeCorporation (3)
(e) June 13, 2011 Certificate of Amendment to Certificate of Incorporation of Orpheum Property Inc. (3)

3.2	Bylaws (1)

10.1	Stock Option Plan (1)

31.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(a) of the Exchange Act, filed herein

31.2	Certification of the Chief Financial Officer pursuant to Rule 15d-14(a) of the Exchange Act, filed herein

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, filed herein

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, filed herein

100.	XBRL-Related Documents

101.	Interactive Data File

(1)	Incorporated by reference to our Form 10-SB filed May 10, 2000
(2)	Incorporated by reference to our Registration Statement on Form SB-2. File No. 333-105564 and incorporated by reference filed May 27, 2003
(3)	Incorporated by reference to Form 10-Q for the period ended December 31, 2011

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORPHEUM PROPERTY, INC.

Date: October 29, 2012	By:	/s/ Tyrus C. Young
Tyrus C. Young
Chief Financial Officer

	By:	/s/ Morris Kahn
Morris Kahn
Chief Executive Officer