Form 10-Q
period 2012-09-30
Orpheum Property Inc
filed 2012-11-14
CIK 1092791

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Common Stock, $.001 par value	215,918,394
Title of Class	Number of Shares outstanding at November14, 2012

Part I

ITEM1. FINANCIAL STATEMENT

ORPHEUM PROPERTY, INC.
(A Development Stage Company)
BALANCE SHEETS

ASSETS
	September 30,	March 31,
	2012	2012
	(Unaudited)	(Audited)

Current Assets
Cash in Bank	$116	$274
Prepaid Expenses	-	-

Total Current Assets	116	274

Fixed Assets
Unimproved properties	7,350,995	7,350,995
Improved properties	11,185,840	7,969,559
Less: Accumulated Depreciation	-	-

Total Fixed Assets	18,536,835	15,320,554

Other Assets
Investment - Contracts	555,502	555,502

Total Other Assets	555,502	555,502

TOTAL ASSETS	$19,092,453	$15,876,330

The accompanying notes are an integral part of the financial statements

LIABILITIES & STOCKHOLDERS' EQUITY

	September 30,	March 31,
	2012	2012
	(Unaudited)	(Audited)

Current Liabilities
Accounts Payable	$119,972	$63,198
Accrued Interest	825,323	649,930
Demand Note - Orpheum - Note 4	2,698,360	2,698,360

Total Current Liabilities	3,643,655	3,411,488

Long Term Liabilities
Mortgage - St. Phillips St.	1,200,000	-

TOTAL LIABILITIES	4,843,655	3,411,488

Stockholders' Equity
Preferred Stock - 1,000,000 shares authorized;
Par value of $5.00, Non-convertible, Non-Dividend
producing; 40,000 & -0- shares outstanding at
September 30, 2012 and March 31, 2012,
respectively	200,000	200,000
Common Stock - 500,000,000 shares authorized;
Par value of $.001 per share; 215,918,394 and
178,183,728 shares issued and outstanding at
September 30, 2012 and March 31, 2012,
respectively	215,918	178,184
Stock to be issued	92,000	1,752,000
Capital in excess of par value	19,114,489	15,045,042
Deficit accumulated during the development stage	(5,373,609)	(4,710,384)

Total Stockholders' Equity	14,248,798	12,464,842

TOTAL LIABILITIES & STOCKHOLDERS'
EQUITY	$19,092,453	$15,876,330

The accompanying notes are an integral part of the financial statements

ORPHEUM PROPERTY, INC.
(A Development Stage Company)
Statements of Operation
For the Three and Six Months Ended September 30, 2012 and 2011
and for the Perod from Inception (February 14, 2003) Through September 30, 2011

					February 14,
	For the Three Months Ended		For the Six Months Ended		2003 through
	September 30,	September 30,	September 30,	September 30,	September 30,
	2012	2011	2012	2011	2012
Revenues
Rental income	$6,800	$-	$6,800	$-	$6,800

Total Revenues	6,800	-	6,800	-	6,800

Cost of Sales	-	-	-	-	-

Gross Profit	6,800	-	6,800	-	6,800

General & Administrative Expenses	385,966	99,278	494,632	391,342	3,306,093

Net Loss from Operations	(379,166)	(99,278)	(487,832)	(391,342)	(3,299,293)

Other Income (Expense):
Other income	-	-	-	-	4,000
Interest expense	(87,697)	(87,697)	(175,393)	(175,393)	(813,943)

Total Other Income (Expense)	(87,697)	(87,697)	(175,393)	(175,393)	(809,943)

Net Loss from Continuing Operations	(466,863)	(186,975)	(663,225)	(566,735)	(4,109,236)

Discontinued Operations	-	-	-	-	(1,235,906)
Loss - Sale of Disc. Operations	-	-	-	-	(28,467)

Net Loss	$(466,863)	$(186,975)	$(663,225)	$(566,735)	$(5,373,609)

Basic/Diluted Income (Loss) Per Share
Continuing Operations	(0)	(0)	(0)	(1)
Discontinued Operations	-	-	-	-

Net Loss per Share	$(0)	$(0)	$(0)	$(1)

Weighted Average Shares
Outstanding	213,718,133	750,000	211,415,051	695,414

The accompanying notes are an integral part of these financial statements

ORPHEUM PROPERTY, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS For the Six Months Ended September 30, 2012 and 2011 and for the Perod from Inception (February 14, 2003) September 30, 2012

	For the Six Months Ended		2003 through
	September 30,	September 30,	September 30,
	2012	2011	2012
Cash Flows from Operating Activities
Net Loss	(663,225)	$(566,735)	$(5,373,609)
Adjustments to reconcile net loss to net cash used by
operating activities
Contribution of interest on advances by officer	-	-	24,071
Common Stock issued for conversion of
subsidiary stock	-	-	6,880
Stock Issued/to be issued for payment of fees	219,080	260,000	2,522,078
Contributed Capital - noncash fair market value of start-up
and organization services and costs	-	-	1,000
Bad debt recognized	-	-	25,000
(Increase) Decrease in Prepaid expenses	-	5,000	-
Increase (Decrease) in accounts payable	56,774	31,158	119,972
Increase (Decrease) in accrued interest	175,393	175,393	792,193
Net Cash Used by Operating Activities	(211,978)	(95,184)	(1,882,415)

Cash Flow from Investing Activities
Improvements to Orpheum Theater	-	(97,332)	(242,701)
Improvements to St. Philiips St.	(16,281)	-	(16,281)
Refunds from Escrow account	-	(1,402)	15,583
Cash investments to Baja Coastal	(28,950)	-	(38,950)
Net Cash Used by Investing Activities	(45,231)	(98,734)	(282,349)

Cash Flow from Financing Activities
Proceeds from the sale of stock/contributed cash	257,051	193,647	1,234,570
Proceeds from notes payable - related party	-	-	49,700
Payments on OKC payable	-	-	(10,000)
Proceeds from advances from former officer - net	-	-	30,000
Proceeds from mergers	-	-	304,540
Payment to reduce Stock Payable	-	-	(22,500)
Net Cash Provided (Used) by Financing Activities	257,051	193,647	1,586,310

Net Increase (Decrease) in Cash	(158)	(271)	(578,454)

Beginning Cash Balance	274	727	-

Cash (Used in) Provided by Discontinued Operations	-	-	578,570

Ending Cash Balance	116	$456	116

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for interest	-	$-	$-

Cash paid during the year for income taxes	$-	$-	$-

Business and Capital Acquisitions
Fair value of assets acquired	3,200,000	$8,850,995	$10,647,703
Issuance of debt/assumption of liabilities	(1,200,000)	(10,000)	(2,370,013)
Liabilities assumed	-	-	(2,760,379)
Stock Issued at acquisition	(20,000)	(43,743)	(180,961)
Capital in Excess of Par	(1,980,000)	(8,797,252)	(5,336,350)

Net Transaction	-	-	-

The accompanying notes are an integral part of the financial statements

Orpheum Property, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements

September 30, 2012

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s March 31, 2012 audited financial statements.  The results of operations for the six months ended September 30, 2012, are not necessarily indicative of the results of operations to be expected for the full fiscal year.

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

Basic Loss per Common Share
The Company computes basic loss per common share in accordance with FASB ASC Topic 260-10, Earnings Per Share.  Net loss is divided by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share is computed using weighted average number of common shares plus dilutive common shares equivalents outstanding during the period using the treasury stock method.  Because the Company incurred losses for the three and six months ended September 30, 2012 and 2011, the effect of any equivalent shares for each period would be excluded from the loss per share computation since the impact would be antidilutive.  There were no common stock equivalents outstanding as September 30, 2012 and 2011.

Revenue Recognition
Revenues of the Company are recognized as earned in accordance with the nature of the income as it occurs.  Anticipated revenues in future periods is expected from event receipts earned at the renovated theater, operating income from commercial properties invested into, and gains from the sale of properties that may be purchased.  Revenues will not be recognized until such time as the service has been completed or escrows have closed.

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

The carrying value at September 30, 2012 and March 31, 2012 consists of the following:

	September 30,	March 31,
	2012	2012

Orpheum Theater
Acquisition Costs	$6,172,360	$6,172,360
Renovation Costs	242,701	242,701
Real Estate Commission	610,000	610,000
Prepaid Development Fees	944,498	944,498
Total Orpheum Theater	7,969,559	7,969,559

1031 St. Phillips Street
Acquisition Costs	3,200,000	-
Renovation Costs	16,281	-
Total 1031 St. Phillips Street	3,216,281	-

Total Improved Properties	$11,185,840	$7,969,559

Note 5	Investment in Contracts

On February 21, 2012, the Company acquired two tax credit consulting contracts from Morris Kahn & Associates, owned by our CEO, Morris Kahn.  These contracts entitle the Company to collect fees totaling $960,000 over a period of 20 years.  The Present Value, calculated based on the expected dates of receipt, indicates that at March 31, 2012, the contracts had a value of $555,502 based on a 6.4% rate of return.

Note 6	Demand Note

The mortgage on the Orpheum property which bears an interest rate of 13% per annum accrued monthly based on a 360 day per year calculation.  The principal is due on demand.  The principal balance at September 30, 2012 and March 31, 2012, was $2,698,360.  Accrued interest as of September 30, 2012, totaled $825,323.

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

On July 19, 2012, the Company issued 368,000 shares of common stock to five individuals who had rendered consulting and planning services on behalf of the Company.

On September 28, 2012, the Company issued 200,000 shares of common stock as payment for services rendered to the Company.

Also, on September 28, 2012, the Company issued 2,000,000 shares of stock related to the purchase of the unimproved property located in Oklahoma.  Previously, the Company had recorded 1,900,000 shares in Stock To Be Issued, with the difference being recorded as a late fee.

Note 10	Stock To Be Issued

At September 30, 2012 and March 31, 2012, the Company had the following commitments to issue Common Stock:

As part of the purchase of the Oklahoma unimproved property, the Company had an obligation to issue 1,900,000 shares of common stock valued at $190,000, as of March 31, 2012.  These shares were issued on September 28, 2012.

Shares valued at $90,000 and $60,000, are due to our CEO, Morris Kahn, as of September 30, 2012 and March 31, 2012, respectively, as payment due for services per his consulting contract for his services as the Company’s CEO.

For the purchase of certain tax-credit consulting contracts as well as for the prepayment of tax-credit consulting services associated with the Orpheum Theatre from Morris Kahn & Associates, the Company had an obligation to issue 15,000,000 shares of stock valued $1,500,000, as of March 31, 2012.  These shares were issued on April 12, 2012.

Shares valued at $2,000 are due to a cash investor at September 30, 2012, and March 31, 2012.

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

For the three and six months ended September 30, 2012, and for the year ended March 31, 2012, the Company’s majority shareholder has advanced a total of $158,255, $257,051 and $229,996, respectively, to the Company for renovation costs to the Orpheum Theater, the 1031 St. Phillips commercial property and for operating costs.

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

In accordance with FASB ASC Topic 855, Subsequent Events, the Company evaluates events and transactions that occur after the balance sheet date for potential recognition in the financial statements.  The effects of all subsequent events that provide additional evidence of conditions that existed at the balance sheet date are recognized in the financial statements as of September 30, 2012.  In preparing these financial statements, the Company evaluated the events and transactions that occurred through the date these financial statements were issued.  The Company determined that there were no events requiring disclosure.

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

On April 12, 2012, the Company acquired commercial property owned by its’ CEO, Morris Kahn.  The purchase contract called for a purchase price of $3,200,000, to be paid with 20,000,000 shares of common stock and the acceptance of a $1,200,000 mortgage.   As of September 30, 2012, the title to this property had not been transferred to the Company due to delays in transferring the mortgage, however, the Company does have use of the property pending resolution of the title issues and financing options are being vigorously pursued.

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

RESULTS OF OPERATIONS

We incurred net losses of $466,863 and $186,975 for the three months ended September 30, 2012 and 2011, respectively, and net losses of $663,225 and $566,735 for the six months ended September 30, 2012 and 2011, respectively.  We do not anticipate having positive net income in the immediate future.  Net cash used by operations for the six months ended September 30, 2012 and 2011, were $211,978 and $95,184, respectively.  These conditions create an uncertainty as to our ability to continue as a going concern.

Results of Operations for the three and six months ended September 30, 2012 compared to the three and six months ended September 30, 2011

Revenue

Revenue from rental activities were $6,800 and $6,800 for the three and six months ended September 30, 2012, compared to $-0- and $-0- for the three and six months ended September 30, 2011.  This is a reflection of the leasing of space in the 1031 Phillips St. commercial property beginning in the three months ended September 30, 2012.

General & Administrative Expenses

General and Administrative Expenses increased in the three months ended September 30, 2012, as compared to the three months ended September 30, 2011 from $99,278 to $385,966.  The majority of the increase was due to consulting expenses of $345,609 paid in the three months ended September 30, 2012 versus $63,455 paid in the three months ended September 30, 2011.

General and Administrative Expenses increased in the six months ended September 30, 2012, as compared to the six months ended September 30, 2011 from $391,342 to $494,632.  The majority of the increase was due to professional and consulting expenses of $432,383 paid in the six months ended September 30, 2012 versus $341,554 paid in the six months ended September 30, 2011.

Loss from Operations

The increase in our operating loss for the three months ended September 30, 2012, as compared to the three months ended September 30, 2011 from $99,278 to $379,166, is due to the increase in general and administrative expenses described above.

The increase in our operating loss for the six months ended September 30, 2012, as compared to the three months ended September 30, 2011 from $391,342 to $487,832, is due to the increase in general and administrative expenses described above.

Interest Expense

We incurred interest expense of $87,697 and $87,697 during the three months ended September 30, 2012 and September 30, 2011, respectively.  We incurred interest expense of $173,383 and $173,383 during the six months ended September 30, 2012 and September 30, 2011, respectively.    There was no increase or decrease in interest expense for either comparative periods.

Net Income (Loss)

We recognized a net loss from continuing operations of $466,863 and 186,975 for the three months ended September 30, 2012, and September 30, 2011, respectively, and $663,225 and $566,735 for the six months ended September 30, 2012 and September 30, 2011, respectively.  The changes in net loss are primarily attributable to the changes in operating loss and interest expense described above.

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

ITEM 4. CONTROLS AND PROCEDURES.

The Company's principal executive officer and its principal financial officer, carried out an evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d -14 (c) as of September 30, 2012.   As a result of this evaluation, they concluded that our disclosure controls and procedures were not effective.  Specifically, our disclosure controls and procedures were not effective to enable us to accurately record, process, summarize and report certain information required to be include in the Company’s periodic SEC filings within the required time periods, and to accumulate and communicate to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

(b) December 13, 2004 Certificate of Amendment to Certificate of Incorporation of Back Channel Investments, Inc. (2)

(c) September 25, 2007 Certificate of Amendment to Certificate of Incorporation of Pacific Land and Coffee Corporation (3)

(d) December 23, 2010 Certificate of Amendment to Certificate of Incorporation of Pacific Land and Coffee Corporation (3)

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
__________
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

ORPHEUM PROPERTY, INC.

Date: November 14, 2012	By:	/s/ Tyrus C. Young
Tyrus C. Young
Chief Financial Officer

	By:	/s/ Morris Kahn
Morris Kahn
Chief Executive Officer