Form 10-Q/A
period 2012-09-30
Orpheum Property Inc
filed 2012-11-26
CIK 1092791

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

Commission File Number 0-30595

CIK Number 0001092791

ORPHEUM PROPERTY, INC.

Delaware	33-0619256
(State of Incorporation)	(I.R.S. Employer Identification No.)

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

Large accelerated filer	☐	Accelerated filer	¨
Non-accelerated filer	☐	Smaller reporting company	☑

Transitional Small Business Disclosure Format: Yes ☐ No ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Common Stock, $.001 par value	215,918,394
Title of Class	Number of Shares outstanding at November14, 2012

Explanatory Note

The purpose of this Amendment No. 1 to Orpheum Property, Inc. Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012, filed with the Securities and Exchange Commission on November 14, 2012  (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Orpheum Property, Inc.

Date: November 21, 2012	By:	/s/Tyrus C. Young
Name: Tyrus C. Young Title: Chief Financial Officer

Date: November 21, 2012	By:	/s/ Morris Kahn
Name: Morris Kahn Title: Chief Executive Officer

31